Form 10-K
period 2023-12-31
CRH PUBLIC LTD CO
filed 2024-02-29
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-32846

CRH public limited company
(Exact name of registrant as specified in its charter)

Republic of Ireland	98-0366809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Stonemason’s Way, Rathfarnham, Dublin 16, D16 KH51, Ireland
+353 1 404 1000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Ordinary Shares of €0.32 each 6.40% notes due 2033	CRH	New York Stock Exchange New York Stock Exchange
CRH/33A
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
The aggregate market value of the voting shares held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of CRH plc’s most recently completed second fiscal quarter (June 30, 2023), was $40,589,313,781. CRH plc has no non-voting common equity.
As of February 15, 2024, the number of outstanding ordinary shares was 690,357,372.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
CRH plc (together with its consolidated subsidiaries, the “Company”, “CRH”, the “Group”, “we”, “us” or “our”), a corporation organized under the laws of the Republic of Ireland, is a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). CRH voluntarily has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (SEC) instead of filing on the reporting forms available to foreign private issuers.

CRH Form 10-K 1

Forward Looking Statements – Safe Harbor Provisions Under The Private Securities Litigation Reform Act Of 1995
In order to utilize the “Safe Harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, CRH is providing the following cautionary statement.
This document contains statements that are, or may be deemed to be, forward-looking statements with respect to the financial condition, results of operations, business, viability and future performance of CRH and certain of the plans and objectives of CRH. These forward-looking statements may generally, but not always, be identified by the use of words such as “will”, “anticipates”, “should”, “could”, “would”, “targets”, “aims”, “may”, “continues”, “expects”, “is expected to”, “estimates”, “believes”, “intends” or similar expressions. These forward-looking statements include all matters that are not historical facts or matters of fact at the date of this document.
In particular, the following, among other statements, are all forward-looking in nature: plans and expectations regarding customer demand, pricing, costs, underlying drivers for growth in infrastructure, residential and non-residential activity, and macroeconomic and other trends in CRH’s markets, including onshoring, regulatory trends, and investment in technology, clean energy and manufacturing; plans and expectations regarding government funding initiatives and priorities, including the timing and amount of government funding and its effects on CRH’s business; plans and expectations regarding CRH’s strategy, expansionary capital expenditures, competitive advantages, growth opportunities, innovation, research and development and acquisitions and divestments, including the timing for completion, tax and accounting effects and expected commercial benefits; plans and expectations regarding the outcome of pending legal proceedings and provisions for environmental and remediation costs; plans and expectations regarding the timing and amount of share buybacks and dividends, including the Board’s policy of consistent long-term dividend growth; expectations regarding taxation of U.S. holders of our shares, including applicability of Irish Dividend Withholding Tax (DWT) and Irish stamp duty; expectations regarding the Company’s income tax reserves and returns; plans and expectations regarding equity incentive plans and pension plans; plans and expectations regarding CRH’s balance sheet, capital allocation, financial capacity, accounting policies, cash flows and working capital; expectations regarding CRH’s ability to fund its long-term contractual obligations, maturing debt obligations, capital expenditures; and other liquidity requirements, plans and expectations regarding the amortization of costs related to issuance of debt in 2023 and recognition of compensation expense related to the Share Option Schemes; plans and expectations regarding the expected benefits of CRH’s primary listing on the New York Stock Exchange (NYSE); plans and expectations regarding the effect of existing and future laws, rules and regulations on CRH’s business; plans and expectations regarding human capital initiatives, workplace safety, sustainability and climate change, CRH’s decarbonization targets, sustainability-related initiatives and business opportunities, including investments, and the delivery of and consumer demand for sustainable solutions and products; and plans and expectations regarding the potential impact and evolving nature of risks and CRH’s management of such risks.
By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend on circumstances that may or may not occur in the future and reflect the Company’s current expectations and assumptions as to such future events and circumstances that may not prove accurate. You are cautioned not to place undue reliance on any forward-looking statements. These forward-looking statements are made as of the date of this document. The Company expressly disclaims any obligation or undertaking to publicly update or revise these forward-looking statements other than as required by applicable law.
A number of material factors could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements, certain of which are beyond our control, and which include, among other factors: economic and financial conditions, including changes in interest rates, inflation, price volatility and/or labor and materials shortages; demand for infrastructure, residential and non-residential construction and our products in geographic markets in which we operate; increased competition and its impact on prices and market position; increases in energy, labor and/or other raw materials costs; adverse changes to laws and regulations, including in relation to climate change; the impact of unfavorable weather; investor and/or consumer sentiment regarding the importance of sustainable practices and products; availability of public sector funding for infrastructure programs; political uncertainty, including as a result of political and social conditions in the jurisdictions CRH operates in, or adverse political developments, including the ongoing geopolitical conflicts in Ukraine and the Middle East; failure to complete or successfully integrate acquisitions or make timely divestments; cyber-attacks and exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks, including due to product failures. Additional factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those expressed by the forward-looking statements in this report including, but not limited to, the risks and uncertainties described herein and in “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”).

CRH Form 10-K 2

PART I

Item 1. Business
Overview
CRH is a leading provider of building materials solutions that build, connect and improve our world. In 2023, the Company generated $34.9 billion of revenues, $3.1 billion of net income and $6.2 billion of Adjusted EBITDA*.1Since formation in 1970, CRH has evolved from being a supplier of base materials to providing end-to-end value-added solutions that solve complex construction challenges for our customers. CRH works closely with the customer across the entire project lifecycle from planning, design, manufacture, installation and maintenance through to end-of-life recycling, using our engineering and innovation expertise to provide superior materials, products and services.
The Company integrates essential materials (aggregates and cement), value-added building products as well as construction services, to provide our customers with complete end-to-end solutions. CRH’s capabilities, innovation and technical expertise enable it to be a valuable partner for transportation and critical utility infrastructure projects, complex non-residential construction and outdoor living solutions.
CRH’s business addresses the needs of customers across infrastructure, non-residential and residential construction markets. In 2023, approximately 35% of revenues came from infrastructure (such as highways, streets, roads, bridges, and critical utility infrastructure), 30% from non-residential construction (including construction and maintenance of manufacturing, datacenter and distribution facilities) and 35% from residential construction. 55% of revenues came from sales to new-build construction, while 45% of revenues came from repair and remodel activity.
Operating in 29 countries, the Company has market leadership positions in North America and Europe. In 2023, 72% of net income and 73% of Adjusted EBITDA* was generated in North America. The United States is expected to be a key driver of future growth for CRH due to continued economic expansion, a growing population and significant public investment in construction. Our European business, which benefits from strong economic and construction growth prospects across Central and Eastern Europe as well as recurring repair and remodel demand in Western Europe, is an important strategic part of the Company and CRH intends to continue to expand its operations across the region. In both geographies there is significant government support for infrastructure and increasing demand for integrated solutions in major infrastructure and commercial projects.
CRH has a proven track record in value creation through acquisition which over the last decade has accounted for approximately two-thirds of the Company’s growth. We achieve this by acquiring businesses at attractive valuations and creating value by integrating them with our existing operations and generating synergies. The Company takes an active approach to portfolio management and continuously reviews the competitive landscape for attractive investment and divestiture opportunities to deliver further growth and value creation for shareholders. In 2023, CRH completed 22 acquisitions for a total consideration of $0.7 billion compared with $3.3 billion in 2022. The largest acquisition in 2023 was in our Americas Building Solutions segment where the Company completed the acquisition of Hydro International, a leading provider of stormwater and wastewater solutions in North America and Europe.
In 2023, CRH transitioned its primary stock exchange listing from the London Stock Exchange (LSE) to the NYSE. CRH currently maintains a primary listing on the NYSE and a standard listing on the LSE for its ordinary shares, each listing represented by the ticker symbol “CRH”. CRH believes that its NYSE primary listing will bring increased commercial, operational and acquisition opportunities for the Company, further accelerating its integrated solutions strategy and delivering even higher levels of profitability, cash and returns for its shareholders.
Customer Solutions
CRH’s differentiated strategy integrates building materials, products and services by providing them to customers as complete solutions that solve key challenges across the built environment.
Essential Materials
Essential Materials, consisting of aggregates and cement, are the foundation of CRH’s solutions strategy. Our vertically integrated businesses manufacture and supply these materials for use extensively in a wide range of construction applications, ranging from major road and infrastructure projects to the development and refurbishment of commercial buildings, private residences, public spaces and communities. Our deep materials and market knowledge, along with our extensive network of locations and assets, drives our performance and helps us deliver value to our customers. Customers typically range from national, regional and local governments to contractors and other construction product and service providers.
Road Solutions
CRH is a leading provider of solutions for sustainable road construction in North America and Europe. With our capabilities in manufacturing, installation, maintenance and circularity, we deliver a range of innovative solutions for our customers to better connect our communities, from major public highway infrastructure projects to residential roads, airports and parking lots. As responsible operators considerate of our environmental impact, we optimize the use of recycled materials in our paving services, thereby reducing waste, emissions and energy consumption. Fully integrated with our Essential Materials businesses, we have developed our Road Solutions offering to provide customers with quality, flexibility, speed, expertise and convenience through our deep market knowledge and highly capable team of professionals.
Building and Infrastructure Solutions
Our Building & Infrastructure Solutions connect, protect and transport critical water, energy and telecommunications infrastructure to help solve complex construction challenges. We integrate design, materials, products and engineering to enable the transition to a more sustainable and resilient built environment with a particular focus on the below-ground built environment where we are a leading provider of multi-material infrastructure that connects and protects the critical utilities that enhance the daily lives of millions of people.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.1
CRH Form 10-K 3

Outdoor Living Solutions
CRH’s Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces. We help our customers in residential and commercial markets create unique outdoor settings by providing solutions for repair, remodel and new construction projects. Our business is closely connected to our customers through a broad geographic network as well as a comprehensive suite of products and services spanning hardscapes, masonry, fencing, railing, packaged lawn and garden products, pool finishes and composite decking. We place a strong focus on anticipating the needs of our customers and constantly strive to exceed their expectations. We do this by continually enhancing our offering through innovation, portfolio expansion and multifaceted collaboration.
Innovation and Sustainability
We are accelerating investment in innovation to develop a higher-performing and more sustainable built environment. Through our $250 million Venturing and Innovation Fund we are supporting the development of new technologies and innovative solutions to meet the increasingly complex needs of customers and evolving trends in construction. Our ability to replicate and scale our innovation and technical expertise between Europe and North America provides us with opportunities for further growth. Through our Innovation Center for Sustainable Construction (ICSC), we have a global network of experts across our businesses collaborating in the research, development and replication of innovative solutions. In addition, our CRH Ventures platform works in partnership with industrial leaders (such as Shell, Volvo, Caterpillar and others) and academic institutions to pilot and scale cutting-edge and innovative technologies.
Sustainability is deeply embedded in all aspects of our business and sustainability leadership is a key pillar of CRH’s purpose. CRH’s building materials solutions play an important role in shaping a more sustainable built environment and in 2023, revenues from products with enhanced sustainability attributes1 was $13.9 billion, an increase of 10% compared with 2022 and an increase of 22% compared with 2021.
Our sustainability framework identifies three global challenges for society and the built environment; water, circularity and decarbonization. Our ability to solve these challenges by uniquely integrating our materials, products and services, positions us to capture further value and accelerate growth across CRH.
•Water: We are advancing solutions to address global water challenges by enhancing flood resilience and improving water management. This includes upgrading water infrastructure, improving wastewater treatment, recharging groundwater and conserving water across the supply chain.
•Circularity: We are reimagining the way materials are used to enable a more circular economy. Our efforts include preserving natural resources, recycling and reusing construction and waste materials, facilitating resource-efficient buildings and infrastructure and building more circular supply chains.
•Decarbonization: We are developing innovative solutions to support a low-carbon future. Our goals include reducing our absolute carbon emissions, minimizing operational carbon from our products and creating energy-efficient solutions to facilitate the clean energy transition.
By continuing to meet the changing needs of our customers and society, we aim to drive further growth and value creation. In addition, we are striving to create a positive impact on the natural world, helping our people and communities to thrive. We stand out as a responsible business by collaborating to ensure a more sustainable supply chain and embedding responsible conduct at each level throughout our organization.
Business Segment Information
In the year ended December 31, 2023, CRH was organized through four segments across two divisions.
Americas Division
CRH’s Americas Division comprises two segments: Americas Materials Solutions and Americas Building Solutions. The North American market’s positive fundamentals, including strong population growth and significant public investment in construction, is driving demand for CRH’s materials, products and services. Over several decades, CRH has established leadership positions across the United States and Canada. The Division employs approximately 46,400 people at 1,949 locations across 48 states of the United States and seven Canadian provinces.
Americas Materials Solutions
Americas Materials Solutions provides building materials for the construction and maintenance of public infrastructure and commercial and residential buildings in North America. The primary materials produced by this segment include aggregates, cement, readymixed concrete and asphalt. This segment also provides paving and construction services for customers.
In 2023, this segment accounted for approximately 44% of CRH’s total revenues and 50% of Adjusted EBITDA. Approximately 50% of segment revenues came from infrastructure, 30% from non-residential construction and 20% from residential construction. New-build construction accounts for approximately 50% of segment revenues while the remaining 50% came from repair and remodel activity.
The Americas Materials Solutions segment leverages our strong market knowledge, deep industry expertise and extensive array of essential materials to implement CRH’s differentiated strategy, offering value-added, end-to-end solutions which combine different types of materials, products and services to satisfy multiple customer needs. In turn, this enables CRH to provide a value-enhancing, one-stop-shop experience, saving time and reducing logistical complexity for customers. Through this approach CRH aims to reduce lead times and complexity, deepening relationships, driving repeat business and increasing the share of customer wallet spent on CRH products and services.
Vertical integration is a defining characteristic within this segment, enabling us to optimize production throughout the value chain and to capture greater value. In order to support its operations, the Company has established a network of long-term reserves at quarry locations, predominantly adjacent to urban areas where demand for its materials and products is strongest.
Americas Building Solutions
Americas Building Solutions manufactures, supplies and delivers high quality, value-added, innovative solutions for the built environment in communities across North America. Solutions in this segment are highly specified, designed and engineered thereby adding value for the customer. This segment offers solutions serving complex critical utility infrastructure (such as water, energy, transportation and telecommunications projects) and outdoor living solutions for enhancing private and public spaces.
1 Revenues from products with enhanced sustainability attributes is defined as revenues derived from those products that incorporate any, or a combination of; recycled materials; are produced using alternative energy and fuel sources; have a lower carbon footprint as compared to those products using traditional manufacturing processes; and are designed to specifically benefit the environment.

CRH Form 10-K 4

In 2023, Americas Building Solutions accounted for approximately 20% of CRH’s total revenues and 23% of Adjusted EBITDA. Approximately 65% of segment revenues came from sales to residential, 25% to the non-residential market and 10% to infrastructure. Repair and remodel activity accounted for approximately 60% of segment revenues, with the remaining 40% from new-build construction.
This segment analyzes market trends, including increasing urbanization, demand for more sustainable construction and evolving customer preferences to devise high quality, effective building product solutions. CRH’s ability to provide end-to-end solutions which are tailored to the specific requirements of individual customer projects helps to drive competitive advantage and deliver sustainable growth in this segment.
Europe Division
CRH’s Europe Division comprises two segments: Europe Materials Solutions and Europe Building Solutions. In Eastern Europe, we see high growth potential through strong infrastructure activity underpinned by European Union (EU) funding mechanisms. In Western Europe, CRH’s businesses operate in markets which are more stable and developed with resilient demand for repair and remodel activity. In both regions, CRH is experiencing increasing demand for its integrated end-to-end solutions offering. The Division employs approximately 32,100 people at 1,441 locations across 28 countries.
Europe Materials Solutions
Europe Materials Solutions provides building materials for the construction of public infrastructure and commercial and residential buildings across Europe. The primary materials produced in this segment include aggregates, cement, readymixed concrete, asphalt and concrete products.
In 2023, this segment accounted for 28% of CRH’s total revenues and 22% of Adjusted EBITDA. Approximately 35% of segment revenues came from infrastructure, 35% from residential construction, and 30% from non-residential construction. New-build construction accounted for approximately 65% of segment revenues, with the remaining 35% from repair and remodel activity.
The segment has extensively integrated its operations, enabling it to provide essential materials, value-added products and services and complete solutions to customers. CRH has established itself as a market leader through this integrated approach, particularly in European regions, where the Company’s cement, readymixed concrete and aggregates operations have been integrated with its precast and concrete products businesses, enabling strong value creation through commercial excellence and performance improvement initiatives.
Europe Building Solutions
Europe Building Solutions combines materials, products and services to produce a wide range of architectural and infrastructural solutions for use in the building and renovation of critical utility infrastructure, commercial and residential buildings and outdoor living spaces. This business serves the growing demand across the construction value chain for innovative and value-added products and services.
In 2023, this segment accounted for 8% of CRH’s total revenues and 5% of Adjusted EBITDA. Approximately 40% of segment revenues came from residential construction, 35% from non-residential construction, and 25% from infrastructure. New-build construction accounted for approximately 80% of segment revenues, with the remaining 20% from repair and remodel activity.
This business integrates design, engineering, materials and products to enable the transition to a more sustainable and resilient built environment.
Materials and Products
The following materials and products are produced and supplied by CRH’s businesses.
Aggregates
Aggregates are naturally occurring mineral deposits such as granite, limestone and sandstone. CRH extracts these deposits and processes them for sale as aggregates products such as sand, gravel, and crushed stone. Typically, aggregates are used in road and rail infrastructure, building foundations and in the production of products including concrete and asphalt. Annualized aggregates sales volumes2 in 2023 for the Americas Division and Europe Division were 213.9 million tons and 104.0 million tons, respectively.
Cement
Cement is produced from limestone reserves and is the primary binding agent in the production of concrete products, including readymixed concrete and mortars, which are used extensively throughout the built environment. Annualized cement sales volumes2 in 2023 for the Americas Division and Europe Division were 13.4 million tons and 30.9 million tons, respectively.
Concrete
Concrete is a highly versatile building material, comprised of aggregates bound together with cement and water. Readymixed concrete is the most commonly used form of concrete. It forms the foundations of buildings and homes, roads, tunnels and bridges, water management systems and clean energy structures. While readymixed concrete is supplied to customers for on-site casting, CRH’s infrastructural concrete businesses produce and supply precast and pre-stressed concrete products such as floor and wall elements, beams and vaults, pipes and manholes. These products are delivered to, and assembled at, construction sites where they are used throughout the modern built environment. Annualized readymixed concrete sales volumes2 in 2023 for the Americas Division and Europe Division were 16.1 million cubic yards and 18.3 million cubic yards, respectively.
Asphalt
Asphalt consists of aggregates bound together with bitumen and is widely used as a surface material in roads, bridges, airport runways, sidewalks and other amenities. In recent years, the use of recycled materials in asphalt has increased considerably. Using materials from existing road surfaces to produce new asphalt reduces the need for virgin material demand, extends the life of our aggregates reserves and contributes to reducing the carbon footprint of the product. Recycled Asphalt Pavement (RAP) and Recycled Asphalt Shingles (RAS) are used extensively by CRH businesses to produce new asphalt products for road and other surfaces. Annualized asphalt sales volumes2 in 2023 for the Americas Division and Europe Division were 52.5 million tons and 10.2 million tons, respectively.

2 Annualized sales volumes reflect the full-year impact of acquisitions and divestitures during the year and may vary from actual volumes sold.

CRH Form 10-K 5

Building Products
CRH’s Building & Infrastructure Solutions businesses manufacture concrete and polymer-based products such as underground vaults, drainage systems, utility enclosures and modular precast structures which are typically supplied to the water, energy, telecommunications and railroad markets. The businesses also provide a range of engineered steel and polymer-based anchoring, fixing and connecting solutions for a variety of new-build construction applications.
CRH’s Outdoor Living Solutions businesses manufactures a variety of concrete masonry, hardscape and related products including pavers, blocks and curbs, retaining walls and slabs. The businesses also produces fencing and railing systems, composite decking, lawn and garden products and packaged concrete mixes. These products are supplied to residential, commercial & do-it-yourself (DIY) construction markets.
Key Trends and Opportunities
Key trends affecting the development of CRH's business include:
•Population growth and urbanization driving increasing demand for construction;
•Economic development and further investment in infrastructure, commercial and residential projects; and
•Recurring need to repair, maintain and upgrade the built environment as existing buildings and infrastructure age and wear.

In addition, there are several industry-specific trends that are shaping how CRH evolves to meet the needs of its customers:
•Unprecedented levels of funding support for infrastructure, critical utilities and the onshoring of manufacturing activity;
•An evolving regulatory landscape driving increasing customer demand for innovative, end-to-end solutions to deliver a more resilient and sustainable built environment; and
•Supply-side dynamics, such as labor constraints, driving increasing investment in automation, technology and digital solutions.
Environmental and Governmental
Regulations
Our operations in the United States are subject to federal, state and local laws, while our European operations are primarily subject to national environmental laws and regulations stemming primarily from EU directives and regulations. Our operations elsewhere are typically subject to both national and local regulatory requirements.
Compliance and Costs
Compliance with applicable regulations requires capital investment and ongoing expenditures for the operation and maintenance of systems and implementation of improvement programs. These include investments in licensing, permitting and monitoring, waste and water management plans, reductions in air emissions and energy consumption, promotion and protection of biodiversity, education and training, as well as employment of environmental specialists within CRH. These capital investments and expenditures were not material to CRH’s earnings, results of operations or financial condition in 2023 and 2022.
Management believes that its current provision for environmental and remediation costs is reasonable and that any potential non-compliance at its operations and facilities with applicable environmental laws and regulations is not likely to have a material adverse effect on CRH’s operations or financial condition. See Item 3. “Legal Proceedings" and Note 13 “Asset retirement obligations” in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Land and Environmental Management
We generally own or lease the real estate on which our main raw materials, aggregates and other minerals are located. As part of our vertically integrated business model, we have established an extensive global network of quarries comprised of 1,235 properties, of which 226,153 hectares of land are owned and 97,046 hectares are leased. These quarries provide us with the raw materials to manufacture various primary building materials, such as aggregates, cement, asphalt, readymixed concrete and concrete products. We offer these products directly for sale and integrate them into our downstream products and services. Materials produced by our aggregates and cement businesses, for example, can be supplied to our downstream businesses for use in our Road Solutions, Outdoor Living Solutions and Building & Infrastructure Solutions businesses.
Our operations are typically required to comply with government land use plans and zoning requirements. We are required by government authorities to obtain permits to operate certain workplaces, such as quarries, mines, production and distribution facilities, including water rights required to operate many of our sites. The terms and general availability of government permits required to conduct our business influence the scope of our operations on the respective sites. We are also required to obtain permits and adhere to applicable restrictions, often including establishing appropriate environmental management systems, to minimize the risk that necessary permits are revoked, modified or not renewed.
CRH is also subject to multiple laws that require the Company, as a mine operator, to reclaim and restore properties after mining activities have ceased. As a result we are required to record reasonable provisions for such reclamation in our Consolidated Financial Statements.
From time to time, we are required by law and/or contractual obligations to investigate and remediate releases of hazardous substances at our manufacturing sites and at sites where hazardous substances from our operations may have been disposed of. Where we have been required to incur such expenses, we are required to record reasonable provisions for such remediation in our Consolidated Financial Statements.
The Clean Air Act in the United States and similar laws elsewhere require that certain of our facilities, including our cement plants, obtain and maintain air emissions permits that subject them to pollution control requirements and require pre-approval for constructing certain facilities. CRH is also required to comply with laws designed to promote biodiversity and protect ecosystems. From time to time, CRH may be required to install additional equipment or technologies to remain in compliance with such environmental regulations.

CRH Form 10-K 6

Climate Change
We believe the transition to a more sustainable built environment represents a commercial opportunity for CRH. Certain government legislation designed to accelerate the energy transition has had a positive impact on our business and we see increasing opportunities as public policy changes begin to increase demand for low-carbon, sustainable products. We are well-positioned to capitalize on this increased demand, which is underpinned by significant United States and EU funding programs and regulatory policies. In particular, the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA) is the single largest long-term infrastructure investment in the history of the United States. In 2023, CRH’s operating companies across the United States helped to deliver multiple infrastructure projects receiving funding under the IIJA.
As part of our ambition to be a net-zero business by 2050, CRH has announced an absolute carbon dioxide (CO2) emissions reduction target of 30% by 2030 (from a 2021 base year) inclusive of organic business growth. The Science Based Targets initiative (SBTi) has validated our targets3 in line with a 1.5°C trajectory. A significant portion of the actions required to deliver on the 2030 roadmap are based on known technologies, well-established operational excellence programs and activities in which CRH has a proven track record of delivery. CRH’s roadmap includes incremental capital expenditure of approximately $150 million per annum on average, which is subject to strict internal investment criteria and the net business benefit is expected to increase revenues and profitability.
In 2023, our Scope 1 and 2 absolute carbon emissions decreased by 8%, from 33.6 million tonnes4 in 2022 to 31.0 million tonnes in 2023, as we executed against the levers in our decarbonization roadmap and benefited from lower clinker production. Our cement-specific net CO2 emissions per tonne of cementitious product amounted to 562kg (566kg in 2022). We are also continuing to advance our contribution to the circular economy, preserving scarce natural resources and using more recycled materials in construction. In 2023, we recycled 43.9 million tonnes of by-products and wastes from other industries as raw materials and fuels in our products and processes (42.4 million tonnes in 2022).
CRH will continue to invest in solutions that strengthen circularity and resilience to climate change in the built environment.
Supply Chain
CRH employs a dedicated global purchasing team and its supply chain combines vertical integration as well as external suppliers and service providers to deliver products to customers in various markets.
As outlined on page 6, CRH owns or leases the real estate on which its main raw materials are located and has established an extensive global network of quarries. As part of its vertically integrated business model, the raw materials from these quarries are used to manufacture primary building materials, such as aggregates, cement, asphalt, readymixed concrete and concrete products, which are offered directly for sale or integrated into downstream products and services.
CRH is a significant purchaser of certain materials and resources important to its business, including cement, bitumen, steel, supplementary cementitious materials and energy supplies, all of which it acquires at market rates. CRH is not dependent on any one source for the supply of these materials and resources, other than in certain jurisdictions with regard to the supply of gas and electricity.
CRH also utilizes various external suppliers and service providers throughout its business in addition to its internal supply chains, which enables us to economically source various raw materials, equipment and other inputs and to transport finished product to customers. The Company is committed to establishing a sustainable and resilient supply chain. The Company takes an active approach to monitoring the resilience of its supply chain and ensures that it has access to a satisfactory level of required inputs at all times.
Seasonality
Activity in the construction industry is dependent to a considerable extent on the seasonal impact of weather on the Company’s operating locations, with periods of higher activity in some markets during spring and summer which may reduce significantly in winter due to inclement weather. In addition to impacting demand for our products and services, adverse weather can negatively impact the production processes for a variety of reasons. For example, workers may not be able to work outdoors in sustained high temperatures and heavy rainfall and/or other unfavorable weather conditions. Therefore, financial results for any particular quarter do not necessarily indicate the results expected for the full year. First-half total revenues accounted for 46% of full-year 2023 which is in line with first-half total revenues in 2022.
Competitive Environment
CRH is a market leader in many of the construction markets it operates in across North America and Europe. CRH prioritizes investment in markets with attractive fundamentals including population and economic growth, which drive demand for construction. Many of the markets in which CRH operates are highly fragmented, and as a result, CRH products and services face strong competition. The Company’s profits are sensitive to changes in volumes and prices which are impacted from time to time by market conditions experienced in different markets.
Pricing for products is impacted by macroeconomic conditions, the number of competitors, the degree of utilization of production capacity, the specifics of product demand, innovation and differentiation, among other factors.
Fragmented markets continue to offer focused growth opportunities for CRH. Similarly, competitors may seek to expand their existing positions or enter new markets and the Company may experience competition for potential acquisitions identified by CRH management.

3 The SBTi’s Target Validation Team has determined that CRH’s target ambition for Scope 1 and Scope 2, as well as Scope 3 for purchased clinker and cement, is in line with a 1.5°C trajectory. Amounts stated in metric tonnes in accordance with the Global Cement and Concrete Association (GCCA) guidelines.
4 Note all sustainability metrics are presented in metric tonnes. Scope 1, 2 and 3 absolute CO2 emissions were 44.1 million tonnes in 2023 (46.5 million tonnes in 2022).

CRH Form 10-K 7

Intellectual Property and Research & Development
CRH relies on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect its proprietary assets and brands. CRH has registered or applied for registration of trademarks, service marks and internet domain names, both domestically and internationally, where appropriate.
CRH engages in ongoing research and development. In particular, CRH is engaging in research and development projects to improve existing and develop new technologies that will empower more sustainable forms of construction in the future. The Company’s research initiatives include:
•Venturing and Innovation Fund, a $250 million fund to support the development of new technologies and innovative solutions. To date, research initiatives across the Company include hydrogen use, CO2 mineralization projects, novel cements, artificial intelligence (AI) technology and Carbon Capture Use and Storage;
•Through CRH Ventures, the Company’s venture capital arm, CRH is investing in, and partnering with, construction technology and climate technology companies across the construction value chain to pilot and scale new technologies and innovations that will enable safer, smarter and more sustainable construction; and
•The ICSC is CRH’s global center of excellence providing expertise and leadership to identify and analyze global market and construction trends and new growth opportunities to maximize the value of sustainable innovation. The ICSC incorporates a global network of laboratories and experts at CRH’s operating companies collaborating to advance research on sustainable building materials and processes, such as low-carbon cement and concrete.
Through these initiatives, CRH is supporting the development of new technologies and innovative solutions to meet the increasingly complex needs of customers and evolving trends in construction.
Human Capital Resources
People are our priority, and we believe that building a safe and inclusive work environment that empowers and inspires our global workforce is core to our success. In 2023, we employed approximately 78,500 people at 3,390 locations in 29 countries, of which approximately 46,400 were in the Americas Division and 32,100 in the Europe Division. Some of our businesses are seasonal in nature which results in peaks and troughs in employment numbers across certain sections of our workforce. These changes are managed through fair and flexible hiring practices.
Safety and Well-Being
The safety and well-being (including physical and mental health) of our employees, contractors and other stakeholders are top priorities. Our ambition is to have a culture of safety and wellness working towards zero harm, with a target of zero fatalities in any year. The Safety, Environment & Social Responsibility Committee, a Board sub-committee, receives regular reports in relation to safety indicators.
CRH invests substantial time, effort and financial resources to comply with applicable regulations and ensure a safe workplace. In 2023, 95% of our locations had zero accidents and we achieved a lost time incident rate of 0.21 based on the number of incidents per 200,000 work hours for employees and contractors globally. We continue to monitor near misses, prioritizing those high potential learning events to achieve our goal of zero harm. We also invest in initiatives and programs across CRH, including training, technologies and our equipment to increase the standard of safety across our operations and reduce risks. CRH further supports our employees through our health and well-being programs providing tools, social support and strategies for physical and mental health.
Our mining operations, manufacturing facilities and other operations are subject to a variety of worker health and safety requirements, including laws and regulations administered by the United States’ Occupational Safety and Health Administration (OSHA) and Mine Safety and Health Administration (MSHA) and their state-level and foreign equivalents. Failure to comply with these applicable workplace health and safety requirements can result in sanctions and claims for personal injury and property damage and/or the closure of sites.
Employee Engagement
Employee engagement is critical in generating insights regarding CRH’s performance culture, training and career development opportunities, safety culture, corporate purpose, initiatives to support inclusion and diversity (I&D) and overall strategy. The Board has delegated responsibility for the management of employee engagement to the Nomination & Corporate Governance Committee. Through employee engagement, we gain a better understanding of what matters most to our employees. We continue to adapt engagement strategies, ways of working and leadership development approaches based on employee feedback.
Working with the Global Leadership Team, CRH develops action plans based on the results of these engagements. The proximity of our senior leaders to daily operations across CRH is a key reason for the Company's continued success and enables dynamic engagement across our operations.
We operate both unionized and non-unionized workplaces.
Learning and Development
We are focused on creating a global workforce that will drive performance now and for years to come. Learning and development is integral to embedding our culture and values, ensuring compliance with policies and attracting, retaining and developing top talent. We invest in talent development throughout our businesses, empowering our employees across all levels of education and employment to grow their careers through personal and professional development opportunities to ensure we have a pipeline of talent in place for the next generation of leaders at CRH. We continue to roll out our Frontline Leadership Program, advancing the skills of our employees in areas such as management and safety. We have also established multiple training and compliance programs to support appropriate conduct, including mandatory annual trainings regarding anti-bribery, anti-fraud and anti-theft topics.
Inclusion and Diversity
At CRH we want to create and sustain a culture where fairness, inclusion and belonging are achievable for everyone. The Board and management team are committed to building an inclusive and diverse organization, in which talented people of all backgrounds can work in an environment which enables them to perform at their best. CRH has developed an I&D strategy which is built on, among other things, a firm commitment to nurture inclusion as a core capability.
CRH strives to ensure that its employee population reflects the communities in which it operates. We promoted our I&D goals through a range of initiatives and developments in 2023, including continuing to establish Employee Resource Groups (ERGs) across our operating companies sponsored by senior leadership. Our ERGs are voluntary, employee-led groups whose aim is to foster an inclusive workplace by enhancing the experience for all employees.

CRH Form 10-K 8

Available Information
The Company maintains an internet address at www.crh.com and makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available as soon as reasonably practicable after CRH files or furnishes such information to the SEC. Investors may also access such documents via the SEC’s website www.sec.gov.
References in this document to other documents on the CRH website are included only as an aid to their location and are not incorporated by reference into this Annual Report on Form 10-K. CRH’s website provides the full text of earnings updates, copies of presentations to analysts and investors and circulars to shareholders.
Further, copies of CRH’s key corporate governance policies and other reports, including its Code of Business Conduct, Sustainability Performance Report and the charters for Committees of the Board, may be found on the CRH website.
The Company undertakes no obligation to update any statements contained in this Annual Report on Form 10-K or the documents incorporated by reference herein for revisions or changes after the filing date of this Annual Report on Form 10‐K, other than as required by law.
We post on our website news releases, announcements and other statements about our business performance, results of operations and sustainability matters, some of which may contain information that may be deemed material to investors. Additionally, we use our LinkedIn account (www.linkedin.com/company/crh), as well as our other social media channels from time to time, to post announcements that may contain information that may be deemed material to investors. Our officers may use similar social media channels to disclose public information. We encourage investors, the media and others interested in CRH to review the business and financial information we or our officers post on our website and the social media channels identified above. Information on CRH’s website or such social media channels does not form part of, and is not incorporated into, this Annual Report on Form 10-K.

CRH Form 10-K 9

Item 1A. Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the following risk factors before investing in our ordinary shares. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are not aware or that we currently believe are immaterial may also adversely affect the business, financial condition and results of operations of the Company. If any of the possible events described below were to occur, the business, financial condition and results of operations of the Company could be materially and adversely affected. If that happens, the market price of our ordinary shares could decline, and holders of our ordinary shares could lose all or part of their investment.
This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.
Risks Related To Our Industry And Our Business
Industry Cyclicality and Economic Conditions
CRH’s business depends on construction demand, and construction activity is inherently cyclical and influenced by multiple factors, including global and national economic circumstances (particularly those affecting the infrastructure and construction markets), monetary policy, consumer sentiment, swings in fuel and other input costs, and weather conditions that may, individually or collectively, disrupt outdoor construction activity.
Given the nature of our core products, many of which cannot be transported on a cost-effective basis over long distances, our operations are particularly sensitive to the economic conditions in the local markets in which we operate. In general, economic uncertainty and rising interest rates can exacerbate negative trends in construction activity, including when current and/or prospective customers are unable to obtain credit or issue bonds, which can lead to the postponement, delay and/or cancellation of projects, and an associated negative impact on demand for building materials and related services. With a significant proportion of construction activity undertaken outside (e.g. highway construction), demand for and the utilization of the Company's products and services such as aggregates, asphalt and concrete can be highly seasonal in line with customer demand, and may additionally be impacted by acute and/or chronic changes in global and/or localized weather events/conditions.
In addition, CRH may also be negatively impacted by fluctuations in the price of fuel and principal energy-related raw materials, which accounted for approximately 11% of total revenues in 2023, compared to 13% in 2022, with no guarantee that the Company will continue to be able to absorb these inflationary pressures.
Government Infrastructure Spending
CRH’s financial performance may be adversely impacted by reductions or delays in government infrastructure spending.
A significant percentage of the Company’s products and/or services, particularly in the United States, is consumed by public infrastructure projects, including the construction of highways, bridges and public utilities. Accordingly, demand for our products may be impacted by adverse changes in public policy, as well as the financial resources and investment strategy of government bodies in our markets. The allocation of government funding for public infrastructure programs is a key driver for our markets, such as the infrastructure and utilities elements of the IIJA in the United States, and large European infrastructure initiatives.
However, government budget deficits might reduce government infrastructure investment and reduce demand for the Company’s products. Similarly, any significant delay and/or adverse change in investment strategy by policy makers in any of the Company’s key markets could reduce market demand, adversely impacting financial performance.
Adverse Geopolitical Change/Environment
Adverse public policy, economic, social and political situations in any country in which the Company operates could lead to a number of risks including health and safety risks for the Company's people, a fall in demand for the Company’s products, business interruption, restrictions on repatriation of earnings and/or a loss of plant access.
CRH primarily operates across North America and Europe. The economies of these countries in which we operate are broadly stable. However, they are at varying stages of development, which presents multiple risks and uncertainties that could adversely affect the Company’s operations and financial results. These risks and uncertainties include:
•Changes in political, social or economic conditions;
•New or strengthened trade protection measures, currency controls or import or export licensing requirements;
•Political unrest and currency shocks;
•Social activism and civil disturbance, terrorist events or outbreak of armed conflict, among other potential causes;
•Labor and procurement practices which contravene ethical considerations and regulatory requirements;
•Unexpected changes in regulatory and tax requirements; and
•Lockdowns or other restrictions due to public health emergencies, such as pandemics.
In addition, CRH has people, assets and operations in Ukraine and neighboring countries, which face physical risk due to the ongoing conflict. The Board and management are actively monitoring the situation in Ukraine, as uncertainty continues to exist due to the ongoing conflict in the region.

CRH Form 10-K 10

Health and Safety Performance
CRH’s businesses operate in an industry with inherent health and safety risks, including the operation of heavy vehicles, working at height, use of mechanized processes, and handling of substances and materials potentially hazardous to people, animal life and/or the environment. Any failure to ensure safe workplaces could result in a deterioration in CRH’s safety performance and related adverse regulatory action or legal liability. Health and safety incidents could significantly impact CRH’s operational and financial performance, as well as its reputation.
CRH’s safety risks extend to sites not wholly within our control, including outdoor paving and construction sites. This environment presents a complex challenge which requires safe behaviors and engagement from employees as well as robust Company policies and procedures. A high number of accidents may pose additional challenges in recruiting new employees, ensuring operational continuity and maintaining licenses and permits.
Further, CRH is subject to a broad and stringent range of existing and evolving laws, regulations, standards and best practices with respect to health and safety in each of the jurisdictions in which it operates. Should CRH’s health and safety frameworks, processes and controls fail to comply with such regulations, the Company could be exposed to significant potential legal liabilities and penalties. Any failure resulting in the discharge or release of hazardous substances to the environment (e.g. storage tank leaks, or explosions) could in addition expose CRH to significant liability remediation costs and/or penalties that impact our financial position.
In addition, potential issues with products could lead to health, safety and other issues for our broad range of stakeholders including our employees, contractors, customers and communities.
The recurrence of Covid-19 and/or similarly disruptive/dangerous pandemics could materially endanger our workers and/or contractors.
People Management
CRH may not achieve its strategic objectives if it is not successful in attracting, engaging, retaining and developing employees with the required skill sets, planning for leadership succession, developing a diverse and inclusive workforce, and building constructive relationships with collective representation groups.
The identification and subsequent assessment, management, development and deployment of talented individuals is of major importance in continuing to deliver on the Company’s strategy and in ensuring that succession planning objectives for key executive roles throughout its international operations are satisfied. As well as ensuring the Company identifies, hires, integrates, engages, develops and promotes talent, the Company must attract and retain a diverse workforce and maintain an inclusive working environment. Our ability to achieve these objectives depends on population demographics in our local markets, the availability of a pool of workers with the required training and skills, and the attractiveness of our employer value proposition compared with competing employers.
The Company operates in a labor-intensive industry and can face frontline labor shortages that impact its ability to produce goods, operate facilities and install products. Additionally, any significant loss of employee resources for a sustained period of time (e.g. due to sickness or a public health emergency) could impact the Company’s ability to maintain operations.
The Company must also maintain constructive relationships with the trade/labor unions that represent certain employees under collective agreements. Failure to do so could mean that the Company cannot renegotiate on appropriate terms the relevant collective agreements upon expiration and may face strikes or work stoppages as a consequence. Poor labor relations could create reputational risk for the Company and/or disrupt our businesses, raise costs and reduce revenues and earnings from the affected locations, with potential adverse effects on the results of operations and financial condition of the Company.
Strategic Mineral Reserves and Permitting
Failure of CRH to maintain access to mineral resources and reserves, plan for reserve depletion and secure or maintain permits for its mining operations may result in operation stoppages, adversely impacting financial performance.
Continuity of the cash flows derived from the production and sale of certain building materials depends on satisfactory reserves planning, including appropriate long-term arrangements for their replacement. The high weight-to-price ratio of the aggregates we consume generally makes it uneconomical to transport them over long distances, and accordingly it is important to secure high quality mineral resources local to our markets or adjacent to appropriate logistical hubs (e.g. rail infrastructure). Any failure to adequately plan for reserve depletion, or accurately forecast future growth markets, could lead to a failure to maintain, and/or acquire and develop required sites, especially given long development lead times, and associated operational stoppages that adversely impact financial performance and cash flows.
Appropriate reserves are increasingly scarce, and licenses and permits required for operations are also becoming harder to secure (e.g. due to increasing resistance from communities that have expanded around potential attractive reserves). In addition, the Company cannot guarantee that it will continue to satisfy the many terms and conditions under which such licenses and permits are granted and/or renewed.
Reserve estimates and projections of production rates of the minerals used in the Company’s products inherently contain numerous assumptions and uncertainties, that, for example, may depend upon geological interpretation, and statistical inferences or assumptions drawn from drilling and sampling analysis. If such interpretations, inferences or assumptions are subsequently proven incorrect and differ materially from actual geological conditions and/or production rates, we may exhaust reserves more quickly than anticipated over the long term.
The failure to plan adequately for current and future extraction and utilization or to ensure ongoing compliance with requirements of issuing authorities could lead to operational disruptions and negatively affect our long-term financial results. For additional information on the Company’s reserve position, see pages 19 to 23.
Climate Change and Policy
The impact of climate change may adversely affect CRH’s operations and cost base and the stability of markets in which the Company operates. Risks related to climate change that could affect the Company’s operations and financial performance include both physical risks (such as acute and chronic changes in weather) and transitional risks (such as technological development, policy and regulation change and market and economic responses).
Risks related to climate change that could affect the Company’s operations and/or financial performance are discussed as follows:
Physical
Acute weather events such as hurricanes or flooding, and chronic events such as increased precipitation, rising sea levels and/or temperatures may have an adverse effect on the Company’s business and operations. Operational productivity and demand for the Company’s products may be reduced during these weather events leading to reduced financial performance. Changing population demographics and other macro events arising from climate change may also impact demand for our products in significantly affected areas.

CRH Form 10-K 11

Transition
•Legal and Regulatory: As stakeholder expectations with regard to climate change continue to evolve, and various governmental bodies in our markets propose changes to laws and regulations covering emissions, carbon allowances and taxation, we may be exposed to increased operational, compliance and litigation related risks and costs. Efforts to address climate change through laws and regulations, for example by requiring reductions in emissions of greenhouse gases (GHG) such as CO2 can create economic risks and uncertainties for the Company’s businesses. Such risks could include the introduction of more extensive carbon emissions caps and associated carbon costs, additional costs of installing equipment to reduce emissions to comply with GHG limits, and higher costs from the imposition of legislative and/or regulatory controls. There is a risk of reduced competitiveness due to any failure of equalization measures to level costs between domestic producers and importers from countries with lower enforced environmental regulations/GHG constraints.
•Technology: The Company has publicly set itself carbon emission reduction goals and ambitions, the delivery of which may depend on the rapid advancement of technologies, such as Carbon Capture, Usage and Storage (CCUS), that are still in early prototype or development phases. If our assumptions as to technology development timelines and/or our ability to economically access them prove inaccurate, we may be unable to deliver our emissions targets.
•Reputational: Any failure to reduce emissions arising from our operations or meet investor and other stakeholder groups’ expectations with regard to emissions reductions may adversely impact the Company's reputation and/or increase the likelihood of associated stakeholder litigation. In addition, the Company may incur materially increased costs related to increases in the cost of carbon, requirements to make further capital investments, reduced access to capital, challenges in retaining and/or attracting talent, local community opposition to operating facilities, and any inability to secure licensing permits.
Portfolio Management
CRH engages in acquisition and divestiture activity as part of active portfolio management, and this portfolio management activity presents risks around due diligence, execution and integration of assets. Additionally, the Company may be liable for liabilities of companies it has acquired or divested. Failure to efficiently identify and execute deals may limit the Company’s growth potential and impact financial performance.
The Company’s acquisition strategy depends on successfully identifying and acquiring suitable assets at prices that satisfy our stringent cash flow and return on investment criteria. The Company may not be able to identify such companies, and, even if identified, may not be able to acquire them because of a variety of factors including the outcome of due diligence processes, the ability to raise required funds on acceptable terms, regulatory approvals (including in certain instances from competition authorities) and competition for transactions from peers and other entities acquiring companies in the building materials sector. In addition, situations may arise where the Company may be liable for the past acts, omissions or liabilities of acquired companies, or may remain liable in cases of divestiture (including for potential environmental liabilities or potential on-going information technology (IT) support).
In addition, the Company’s ability to realize the expected benefits from acquisitions depends in part on its ability to integrate newly-acquired businesses. If the Company fails to integrate acquisitions, it may not achieve expected growth synergies or financial, operating or other benefits, and it may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect its operating results or financial position or could otherwise harm its business. Further, integrating an acquired business, products, or technology, or remediating post-acquisition underperformance and associated operational challenges, could divert management time and resources from other matters.
The Company may decide to use shares of its common stock to complete an acquisition and/or make strategic investments in other companies, which may dilute the ownership interests of existing shareholders and adversely impact the price of our stock.
Early Stage Business/Technology Investment
CRH’s venture capital unit may fail to achieve expected commercial success and financial returns, and CRH may lose all or part of its investments in early-stage companies.
CRH, through its $250 million CRH Ventures fund, makes investments in early stage ventures focused on construction, sustainability and digitalization technology whose products and services may offer us future competitive advantage.
Investing in early-stage businesses and/or technologies presents inherent risks, with the potential that we may lose all or part of our investment if they fail to achieve anticipated strategic, technological and financial returns. If we realize losses on our venture investments, our results of operations and financial condition may be adversely impacted.
Sustainable Products and Innovation
If CRH fails to develop new sustainable products that meet customer needs, we may fall behind our competitors and our financial performance may be adversely impacted.
We operate in competitive markets with customers continuously pushing suppliers to deliver new, innovative products and solutions that enable them to work more efficiently, reduce their environmental footprint and realize greater cost savings. This is especially so in relation to changing customer preferences and demands for high-performance sustainability solutions with enhanced emissions and/or circularity profiles, including those with greater recycled content and/or innovations to existing products, that help them to deliver on their own climate and/or emissions-related commitments.
The failure to keep up with the pace of technological change may lead to increased operational costs and financial loss through the inability to supply products to customers who require innovative and low-carbon sustainable solutions. Failure to leverage innovation and other sustainability initiatives, for example transitioning to innovative lower-carbon products such as RAP, permeable paving solutions, lower-carbon cements and other high-performance sustainability solutions, may shorten product life cycles or give rise to early product obsolescence thus impairing financial performance and/or future value creation.

CRH Form 10-K 12

Commodity Products and Substitution
CRH manufactures and supplies a large number of commodity products into highly competitive markets. Failure by CRH to maintain pricing in an inflationary environment and to differentiate its products from its competitors could adversely impact our financial performance.
Many of the Company’s products are commodities that face strong volume and price competition, with pricing impacted by macroeconomic conditions, the competitive environment, the degree of utilization of production capacity and the specifics of product demand, among other factors. In addition, the Company’s local competitors are increasingly innovative and cost competitive, and our products may also face competition from substitute products, including new products, that the Company does not produce. Any significant shift in demand preference to these alternate products could adversely impact market share and results of operations.
The Company may experience downward pricing pressure from time to time across its different markets and may not always be able to raise prices to offset increased operating expenses and inflationary pressures. The Company’s profits are particularly sensitive to changes in volume, as the cement business is capital-intensive and thus has significant fixed and semi-fixed costs.
Any failure to maintain strong customer relationships could result in an inability to respond to changing consumer preferences and approaches to construction. Failure to differentiate and innovate could lead to market share decline, with adverse impacts on financial performance.
Enabling Business Technology
CRH depends on multiple types of information and operational technologies, and failure to properly manage and maintain such technologies could adversely impact our ability to operate.
The Company makes significant capital investments in information and operational technology, and systems to promote operational efficiency and maintain competitive advantage. Some of these investments relate to complex, multi-year technology deployments that require specialist customization and project management to deliver expected value (including Enterprise Reporting Program (ERP) and industrial control systems deployments and upgrades). The Company maintains a complex operating environment in relation to both information and operating technology, that includes on-premises, hybrid and cloud technologies supported by a mixture of third-party outsourced service providers and internal resources. Any failure to properly manage the customization and/or deployment of these systems or this complex operating environment may result in additional costs being incurred, and/or delayed or eroded benefit realization. If we fail to make the required technological investments at the right time, we may lose competitive advantage and/or inhibit our ability to comply with evolving laws and/or regulations.
Given the specific nature of the technology that the Company implements, it often relies on the support of specialist third-parties; any failure to secure appropriately skilled and experienced third-parties may result in an increased risk of unsuccessful implementations, time delays and/or increased costs.
Major Business Interruption
CRH depends on the continued availability of people, production equipment, processes and systems, and our production could be materially disrupted by operational failures, which would have a negative impact on our profitability.
Given the capital-intensive nature of some of our product lines, with significant fixed and semi-fixed costs, the Company's profits are particularly sensitive to changes in volume, creating an exposure to any natural and/or human events that could disrupt production.
The ongoing, efficient operation of our facilities is often dependent on important pieces of equipment and IT networks/infrastructure. These can present single points of failure and can be difficult to quickly and/or easily replace due to long supply chain lead times and high associated capital costs. It is possible we could experience periodic disruption to equipment availability for a variety of reasons, including accidents, mechanical failures, fires/explosions and extreme weather conditions.
In addition to damaging equipment, extreme weather events could also disrupt operations through delaying project start dates, extending product curing times, and/or disrupting utility infrastructure on which we depend including power and water networks. In addition, the manual nature of some of our manufacturing processes and infrastructure projects, including highway construction and maintenance, creates a high level of dependency on our highly skilled workforce. Any event that materially inhibits our people from being able to work, including an inability to get to our facilities and/or customer sites or widespread sickness/pandemic, could materially disrupt our operations, with adverse impacts on financial performance.
Cybersecurity
CRH depends on multiple information and operational technology systems, including certain systems for which third-parties are in whole or in part responsible. We may be unable to protect our assets and data against increasingly sophisticated cybersecurity attacks. Security breaches, IT interruptions or data loss could result in significant business disruption, loss of production, reputational damage and/or regulatory penalties.
The Company has not been subject to a cyber-attack that has had a material impact on our operations or financial results. However, we have faced attempted cyber-attacks and may face future cyber-attacks, including malware or ransomware attacks, or suffer other human or technological errors that have a material impact. Breaches, significant IT interruptions or errors could disrupt production software, permit manipulation of financial data, and could lead to corruption or theft of sensitive data that we collect and retain about our customers, suppliers, employees and business performance. Following a material cybersecurity incident, the Company may incur significant remediation costs, may face regulatory proceedings and/or private litigation, and may suffer damage to our reputation and customer confidence in our operations.
Our businesses rely on information and operational technologies to support critical business processes and activities, and failures or breaches of such technologies could lead to production curtailment and/or other operational disruptions. We rely on specialist third-parties to provide many of our information and operational technology systems, and vulnerabilities within such third-party systems could have a material negative effect on us. The third-parties on whom we rely may themselves be affected by cybersecurity breaches or failures, which could lead to operational disruption or other negative consequences that could adversely impact our own business and financial condition.
In addition, the Company regularly engages in acquisition activity as part of its active portfolio management. Many newly-acquired companies rely on different information and operational technology systems to the rest of the Company and may not have cybersecurity protections comparable to those implemented throughout the existing Company. Integrating newly-acquired companies and assets and implementing appropriate cybersecurity controls may be more resource-intensive and time-consuming than anticipated. Failure to appropriately integrate new acquisitions into our cybersecurity and IT systems can lead to vulnerabilities and make our systems more complex to secure. Further, the global nature of our operations and diverse information and operational technologies used across the Company may result in potential delays in the detection and reporting of cyber incidents. In addition, as cybersecurity threats evolve, the Company is increasingly required to expend additional resources to enhance our cybersecurity protection measures and may be required to expend additional resources to investigate and remediate identified vulnerabilities.

CRH Form 10-K 13

Supply Chain Failure
CRH’s ability to maintain production capacity and/or quality depends on the reliable and economic sourcing of various input materials, and failure to manage any material disruption in our supply chains could adversely impact our ability to service our customers and result in a deterioration in operational and/or financial performance.
The Company must reliably and economically source various raw materials, equipment and other inputs from many third-party suppliers and then transport finished products to satisfy customer demands and meet contractual requirements. Our ability to balance maintaining resilient supply chains with optimizing our working capital and inventory levels is critical to the continuity and strong financial returns of our operations. Any failure to manage any material disruption in our supply chains, including where we do not hold adequate buffer stocks and/or are unable to source adequate alternatives within acceptable timelines and at reasonable cost, could adversely impact our ability to service our customers and result in a deterioration in operational and/or financial performance, and reputational damage.
Some of the raw materials, equipment, transport and other inputs that the Company requires are limited to a small number of suppliers from which the Company can economically and/or practically source, which often have long lead times. Any of our suppliers may experience temporary, prolonged or even permanent operational disruption and/or capacity in the market may fall below required levels (e.g. for haulage capacity), which could have an adverse impact on the Company’s operations, financial performance and reputation. In addition, in certain markets in which the Company operates, including markets for steel, cement, bitumen and supplementary cementitious materials, contracted market demand can far outstrip supply, which may restrict the Company’s ability to obtain alternative suppliers or additional volumes where necessary. Our focus on responsible sourcing practices and other Environmental & Social Governance (ESG) considerations may also limit the pool of acceptable suppliers from which we may choose to source.
Construction Contracts
A number of our projects/contracts are complex, spanning multiple parties, years and/or products, and our future financial results may be adversely affected if we incorrectly forecast project budgets, deliver projects that do not meet contracted standards, or fail to deliver on time.
Across the Company’s business lines, we enter into contracts for complex, multi-year projects that comprise multiple product lines and as such are exposed to inherent risks related to forecasting and budgeting, project management and delivery, and quality control.
Any failure to manage these risks may reduce the Company’s profitability and/or damage its reputation, with associated impacts on our ability to bid for and/or win future contracts.
Risks Related To Financial, Regulatory And Reporting Environment
Laws, Regulations and Business Conduct
CRH is subject to a wide variety of local and international laws and regulations. CRH may face adverse operational and financial effects and reputational damage, including significant fines, debarment or other sanctions, due to litigation or investigations in connection with breaches or perceived breaches of such laws and regulations or otherwise. In addition, we are governed by the Irish Companies Act, which differs from laws generally applicable to U.S. companies.
As an Irish incorporated company, with a listing on the NYSE and standard listing on the LSE, CRH must comply with a wide variety of local and international laws and regulations, including the Irish Companies Act, U.S. securities laws and regulations, NYSE listing requirements, the Market Abuse Regulation, the Disclosure Guidance and Transparency Rules, and other relevant legislation and regulation. The Company is also subject to various statutes, regulations and laws affecting land usage, zoning, labor and employment practices, competition/anti-trust, financial reporting, taxation, anti-fraud and theft, anti-bribery, anti-corruption, governance, data protection and data privacy and security, environmental, health and safety, and international trade and sanctions laws, among other matters.
There can be no assurance that the Company’s policies and procedures will afford adequate protection against compliance failures or other fraudulent and/or corrupt activities. Any failure to comply with the requirements of any of these laws and/or regulations could have a material adverse effect on the Company’s business, results of operations, financial condition, prospects and/or reputation, with resultant litigation or investigations, the imposition of significant fines, sanctions, debarment from operating in key markets, and/or reputational damage. Where subject to litigation, we establish reserves in line with the requirements of the relevant accounting standards, where there is a clearly defined past event, when the loss is assessed as probable and we can reasonably estimate the amount. These estimated reserves are based on the facts and circumstances known to the Company at the time of estimation and subsequent reporting and subsequent developments related to these matters may affect our assessment and estimates.
In addition, we are incorporated under Irish law, which treats interested director and officer transactions and shareholder lawsuits differently than do laws generally applicable to U.S. incorporated corporations and our shareholders may thus have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As we are an Irish company, the duties of our directors and officers are generally owed to CRH plc. Our shareholders will generally not have a personal right of action against our directors or officers and in limited circumstances only may exercise rights of action on behalf of the Company.
Financial Instruments
CRH uses financial instruments throughout its businesses giving rise to interest rate and leverage, foreign currency, counterparty, credit rating and liquidity risks. A downgrade of the Company’s credit ratings may give rise to increases in future funding costs and may impair the Company’s ability to raise funds on acceptable terms. In addition, insolvency of the financial institutions with which the Company conducts business may adversely impact the Company’s financial position.
Risks related to Company financing that could affect its operations and/or financial performance are discussed as follows:
Interest rate and leverage risks
As at December 31, 2023, the Company had outstanding gross indebtedness, including overdrafts, finance lease liabilities and the impact of derivatives, of approximately $11.8 billion, compared to $9.8 billion in 2022, and cash and cash equivalents of approximately $6.4 billion, compared to $5.9 billion in 2022. The Company uses interest rate swaps to convert a portion of its fixed rate debt to floating rate. While current leverage is low, acquisition activity could adversely impact operating and financial flexibility as well as financial position. There can be no assurance that the Company will not be adversely impacted by increases in borrowing costs in the future.

CRH Form 10-K 14

Foreign currency risks
If the Company’s reporting currency weakens relative to the basket of foreign currencies in which Net Debt*5is denominated (including the euro, Pound Sterling, Canadian Dollar, Philippine Peso, Polish Zloty, and Swiss Franc), the Net Debt* balance would increase; the converse would apply if the Company’s reporting currency was to strengthen. Where economically feasible, Net Debt* is maintained in the same relative ratio as capital employed to act as an economic hedge of the underlying currency assets.
Counterparty risks
Insolvency of the financial institutions with which the Company conducts business or a downgrade in their credit ratings may lead to losses in the cash balances that the Company holds with such financial institutions or losses in derivative transactions that the Company has entered into with these parties and may render it more difficult for the Company to utilize existing debt capacity or otherwise obtain financing for operations. The Company holds significant cash and cash equivalents on deposit and derivative transactions with a variety of highly rated financial institutions which at December 31, 2023, totaled $6.4 billion and $37 million, compared to $5.9 billion and $86 million, respectively, in 2022. In addition, certain of the Company’s activities give rise to significant amounts receivable from counterparties at the balance sheet date; at December 31, 2023, this balance was $4.1 billion and in 2022 this balance was $3.9 billion.
Credit rating risks
A downgrade of the Company’s credit ratings may give rise to increases in funding costs in respect of future debt and may, among other matters, impair its ability to access debt markets or otherwise raise funds or enter into lines of credit, for example, on acceptable terms. Such a downgrade may result from factors specific to the Company, including increased indebtedness stemming from acquisition activity, or from other factors such as general economic or sector specific weakness, Central Bank monetary policy, governmental fiscal policy or sovereign credit rating ceilings. In addition, any downgrade, suspension or withdrawal of one or more of our ratings could result in the market price, yield or marketability of our securities being adversely affected.
Liquidity risks
The principal liquidity risks stem from the maturation of debt obligations and derivative transactions. The Company aims to achieve flexibility in funding sources through a variety of means including; (i) maintaining cash and cash equivalents with a number of highly rated counterparties; (ii) meeting the bulk of debt requirements through debt capital markets or other term financing; (iii) limiting the annual maturity of such balances; and (iv) having surplus committed bank lines of credit. However, market or economic conditions may make it difficult at times to realize this objective. In addition, continued focus on climate change by investors and lenders may affect their preferences and sentiments, potentially impacting the Company’s access to and cost of capital, and investment attractiveness.
Taxation Charge and Balance Sheet Provisioning
CRH is exposed to uncertainties stemming from governmental actions in respect of taxes paid or payable in the future in all jurisdictions of operation. In addition, various assumptions are made in the computation of the overall tax charge and in balance sheet provisions which may need to be adjusted over time. Changes in tax regimes or assessment of additional tax liabilities in future tax audits could result in incremental tax liabilities which could have a material adverse effect on cash flows and the financial results of operations.
The Company’s income tax charge is based on reported profits and statutory tax rates, which reflect various allowances and reliefs and tax efficiencies available to the Company in the multiple tax jurisdictions in which it operates. The determination of the Company’s provision for income tax requires certain judgments and estimates in relation to matters where the ultimate tax outcome may not be certain. The recognition of deferred tax assets also requires judgment as it involves an assessment of the future recoverability of those assets. In addition, the Company is subject to tax audits which can involve complex issues that could require extended periods to conclude, the resolution of which is often not within its control. Although management believes that the estimates included in the Consolidated Financial Statements and the Company’s tax return positions are reasonable, there can be no assurance that the final outcome of these matters will equal the estimates reflected in the Company’s historical income tax provisions and accruals.
As a multinational corporation, the Company is subject to various taxes in all jurisdictions in which it operates. Economic and political conditions, tax rates and the interpretation of tax rules in these jurisdictions may be subject to significant change, particularly during periods of administrative change or fiscal deficit. In addition, the Company’s future effective income tax rate could be affected (positively or negatively) by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation.
Finally, changes to international tax principles, for example at an EU level, could adversely affect the Company’s effective tax rate or result in higher cash tax liabilities. If the Company’s effective income tax rate was to increase, its cash flows and the financial results of operations could be adversely affected.
Foreign Currency Translation
A significant proportion of CRH’s revenues are in currencies other than its reporting currency, and adverse changes in exchange rates could negatively affect retained earnings.
The principal foreign exchange risks to which the Consolidated Financial Statements are exposed pertain to (i) adverse movements in reported results when translated into the reporting currency; and (ii) declines in the reporting currency value of net investments which are denominated in a wide basket of currencies other than the reporting currency.
Given the geographic spread of the Company, a significant proportion of its revenues, expenses, assets and liabilities are denominated in currencies other than the Company’s reporting currency, including the euro, Pound Sterling, Canadian Dollar, Philippine Peso, Polish Zloty, and Swiss Franc. From year to year, adverse changes in the exchange rates used to translate these and other foreign currencies into the reporting currency have impacted and will continue to impact consolidated results.

5** Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.

CRH Form 10-K 15

Goodwill Impairment
CRH may be required to write-down its goodwill, which could have an adverse impact on the Company’s retained earnings.
Significant under performance in any of the Company’s major reporting units or the divestiture of businesses in the future may give rise to a material write-down of goodwill. While a non-cash item, a material write-down of goodwill could have a substantial impact on the Company’s retained earnings.
Under U.S. GAAP, goodwill and indefinite-lived intangible assets are subject to annual impairment testing, or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A detailed discussion of the impairment testing process, the key assumptions used, the results of that testing and the related sensitivity analysis is contained in section “Critical Accounting Estimates” of Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” on page 44.
Accounting Estimates
CRH’s financial reporting requires the use of accounting estimates for a number of significant items.
The accounting standards used in preparation of our audited Consolidated Financial Statements are complex and involve the making of significant estimates and assumptions in their interpretation and application that are inherently uncertain and/or require subjective judgments. In the event these assumptions and/or judgments prove incorrect or different values were to be applied (e.g. through the adoption of different methods of calculation), our reported financial results could be materially higher or lower. We make accounting estimates in relation to a wide range of matters that are relevant to our business, such as impairment of long-lived assets, impairment of goodwill, pension and other postretirement benefits, tax matters and litigation, including self-insurance and environmental compliance costs.
Any changes to accounting standards previously applied in the preparation of our audited Consolidated Financial Statements could affect future reported results compared with prior years, and/or see the revision of prior reporting where any retrospective application is required.
Self-Insurance
CRH may elect or be required to self-insure specific risk exposures, and failure or inability to obtain appropriate insurance coverage could result in increased insurance and claims costs that adversely affects our financial results.
CRH elects to self-insure up to certain limits through one or more of its wholly-owned captive insurance companies (captives). The Company’s captives provide coverage in respect of multiple lines of insurance to the Company’s operating and non-operating entities up to certain designated limits, both each-and-every and in the annual aggregate. Where insurable losses exceed those limits, CRH would need to rely on external insurance and/or reinsurance from global institutions of appropriate credit standing, and such external insurance and/or reinsurance may not be available at an appropriate cost or at all.
Risks Related To Our Common Stock
Payment of Dividends/Share Repurchase Program
CRH may not pay dividends or make other returns of capital to shareholders in the future, and our current share repurchase program may not enhance long-term shareholder value.
We cannot guarantee that we will pay or maintain dividends at their current level, or effect other future returns of capital (including, without limitation, share repurchases). Our ability to pay dividends or effect other returns of capital depends on factors such as our financial performance, cash flow requirements, business outlook, working capital requirements, interest expenses, economic climate, regulatory considerations, and any other factors deemed significant by the Board in exercising its discretion to return capital. In addition, under Irish law dividends may only be paid, and share repurchases and redemptions must generally be funded, only out of distributable reserves.
In addition, we cannot guarantee that our share repurchase program of our ordinary shares will be fully consummated or that it will enhance long-term shareholder value. The timing and actual number of shares repurchased/redeemed will depend on a variety of factors including the price, cash availability and other market conditions; the share repurchase program does not oblige us to repurchase/redeem any specific dollar amount or to acquire/redeem any specific number of shares, and may be suspended or terminated at any time, which may adversely affect the trading price of our ordinary shares. The existence of our share repurchase program could also cause increased volatility in the price of our ordinary shares or increase the price of our ordinary shares and thus reduce their liquidity. Additionally, repurchases and redemptions under our share repurchase program will diminish our cash reserves, which may adversely affect our financial position.
Relocation Of Primary Listing
CRH faces a number of risks associated with the relocation of our primary listing.
On September 25, 2023, we relocated the primary listing of our ordinary shares from the LSE to the NYSE; we have maintained a standard listing on the LSE and accordingly our ordinary shares are now listed on both exchanges. As a result of the relocation of our primary listing CRH has ceased to be eligible for inclusion in certain UK and European equity indices. However, we are currently ineligible for inclusion in certain U.S. equity indices and we may not satisfy the criteria to become eligible for consideration for inclusion in United States equity indices, including the S&P 500. Failure to become eligible for such inclusion may adversely affect the price and liquidity of our ordinary shares.
In addition, because we are currently a “foreign private issuer”, we are exempt from provisions of the Exchange Act applicable to United States domestic companies regulating the solicitation of proxies and consents in respect of CRH’s ordinary shares, and our officers, directors and major shareholders are also exempt from compliance with the short-swing profit recovery provisions contained in Section 16 of the Exchange Act. Because of these exemptions, our shareholders currently do not have the same protections and benefit from the same level of disclosure as shareholders of United States domestic companies, which may adversely affect the price and liquidity of our ordinary shares.

Item 1B. Unresolved Staff Comments
None.

CRH Form 10-K 16

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
CRH leverages its Enterprise Risk Management (ERM) framework to identify, assess, respond, monitor and report material cybersecurity risks facing the Company. CRH manages cybersecurity risk at multiple levels within the Company. Given CRH’s wide geographic spread, the frequency and possible scale of acquisition activity, the diversity of the types of IT systems operated by CRH companies and the decentralized nature of its operations, CRH implements an amalgam of centralized and decentralized processes for IT management. Under this model, Company-level management and the management of CRH’s operating subsidiaries and business units share responsibility for cybersecurity management and collaborate on assessing, identifying, and managing material risks.
CRH’s operating subsidiaries and business units use a variety of tools and processes to identify and manage material cybersecurity risks. Across the Company, CRH utilizes multiple monitoring tools and practices to identify and detect unusual activities and/or potential cybersecurity incidents, including potential system breaches, and to verify the effectiveness of protective measures. CRH’s operating subsidiaries and business units implement various risk mitigation strategies, including continuously strengthening security measures, improving incident response plans through post-incident evaluations and assessments, investing in security technologies, providing regular and focused employee training, and transferring risk through cybersecurity insurance.
At the Group level, CRH conducts a semi-annual bottom-up risk assessment focused on CRH’s operating subsidiaries and business units, including cybersecurity-related risks, which evaluates the impact and likelihood of the identified cyber risks and the effectiveness of existing security measures, policies, and procedures. CRH also requires that each operating subsidiaries completes a self-assessment regarding its cyber controls and risk, including user awareness training, email security protection, multi-factor authentication, system patch management, identity management, network segregation, antivirus and web protections, asset inventory, privileged access management, logging, monitoring, and incident response capabilities.
As described further below under “Cybersecurity Governance”, CRH’s Board and senior management receive regular briefings on cybersecurity risks facing CRH and are closely involved in identifying cybersecurity risks, developing CRH’s plan for managing such risks, and continuously refining CRH’s cyber defenses in response to the information gathered through the above-mentioned risk assessments.
To manage the risk of a material impact on CRH’s operations or financial performance due to a cybersecurity incident, CRH has implemented a mandatory Cybersecurity Incident Escalation Standard as part of its Company-wide Information Security Policy. This Standard, which is supported by relevant guidelines and procedural documentation, provides a structured approach adapted to the systems of each CRH operating subsidiary and business unit to manage the incident response process through a series of pre-defined phases, including triage, containment, eradication, recovery, and post-incident analysis.
CRH also provides regular and focused training to aid employees in understanding and complying with relevant Company policies and applicable regulations, including those related to cybersecurity.
Assessment and management of cybersecurity risks is a key component of CRH’s broader risk governance processes as cybersecurity is a core risk facing the Company. Identification of cybersecurity risks is integrated into CRH’s overall ERM framework, with a focus on risks related to information systems, data security, operational technology and technology infrastructure.
CRH works closely with multiple external advisors specializing in cybersecurity to improve its ability to identify and detect, protect against, and recover from, cybersecurity incidents. In addition, CRH leverages certain managed service providers to aid in triaging and monitoring potentially malicious activities. CRH is dependent upon third-party service providers for certain IT-related services, and has systems of oversight to evaluate potential risks in certain critical third-parties on whom CRH has a material dependency. These systems would include the use of vendor security questionnaires, vulnerability assessments and annual audits.
CRH has not been subject to a cyber-attack that has had a material impact on our operations or financial results. For additional information, please refer to Item 1A. “Risk Factors”.
Cybersecurity Governance
Our Board is responsible for strategy, risk and governance, including oversight of risks from cybersecurity threats. The Board has delegated to the Audit Committee primary responsibility for oversight of cybersecurity risk management and the associated internal control systems. The Audit Committee is currently made up of six independent directors with a range of relevant cybersecurity, information technology and operational technology experience.
The Audit Committee receives updates at least annually from the Chief Information Security Officer (CISO) on the design and progress of key information security initiatives in addition to regular briefings on cybersecurity and management of cybersecurity-related risks from relevant members of management, including the Head of ERM and our CISO. Recent updates from the CISO have focused on the Company’s information security strategy, ongoing security assessments and ongoing projects. The Audit Committee is responsible for updating the full Board on identified risks related to cybersecurity.
Our executive leadership team is responsible for CRH’s strategy and governance, including implementation and review of our ERM framework, which has identified cybersecurity as a core risk for CRH. CRH has established the role of CISO to provide technical leadership on a day-to-day basis in assessing and managing the Company’s material cybersecurity risks and liaising with the chief information officers of CRH’s Divisions. Our CISO has 25 years of experience working in IT, including more than a decade spent in prior technical and senior management roles related to cybersecurity. The divisional chief information officers have in excess of 10 years of experience, on average, in IT-related and cybersecurity-related roles and, together with the CISO, hold a variety of recognized and specialized credentials related to cybersecurity and IT.
CRH also maintains a Company-wide incident response function centered in our Group Information Security (GIS) team, led by the CISO. GIS responds to potential incidents across CRH in accordance with predetermined severity classifications. In line with CRH’s Cybersecurity Incident Escalation Standard and supporting guidelines and procedural documentation, incidents that are deemed potentially material to the Company and/or which may lead to the exposure of confidential or sensitive data are immediately escalated to GIS for review and, as necessary, mitigation and remediation actions are taken. GIS and the CISO also review regular attestation reports that are required to be prepared by CRH’s operating subsidiaries and business units regarding cybersecurity incidents that did not meet the threshold for immediate escalation.
Following cybersecurity incidents, GIS, in conjunction with members of management of CRH’s operating subsidiaries and business units as necessary, conduct post-incident analysis and exercises designed to strengthen CRH’s cybersecurity practices. The management Risk Committee and broader executive leadership team are briefed on the occurrence, mitigation and remediation of cybersecurity incidents on a regular basis, including ad-hoc briefings covering significant or potentially material incidents.
CRH Form 10-K 17

CRH’s leadership team has also identified the Risk Committee, which is made up of our Chief Financial Officer, Group General Counsel, Chief Operating Officer and the Presidents of CRH Americas and CRH Europe, as the executive oversight body for risk management, including cybersecurity risks and the work of the CISO, GIS and related teams. The Risk Committee meets quarterly with the Head of ERM to assess risks facing CRH, and, on an as-needed basis, meets with other members of CRH management regarding cybersecurity risks and developments. The Risk Committee also reviews the half-yearly risk updates that are provided to the Audit Committee prior to dissemination.

Item 2. Properties
As of February 15, 2024, we had a total of 3,390 operating locations:

	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions
United States	1,542	303	—	10
Europe	—	4	1,201	192
Rest of World	79	21	9	29
Total	1,621	328	1,210	231
Our building materials operating locations include product production facilities, mobile plants and retail facilities. Some of these operating locations are located on the same sites as our mining properties described below under the heading “Mineral Reserves and Resources: Background”. Significant building materials operating locations for the Company’s subsidiaries as of December 31, 2023, are the cement facilities in the United States, Canada, United Kingdom, Ireland, France, Poland, Ukraine, Romania, Slovakia and the Philippines. These facilities include plant and equipment such as kilns, crushers, calciners, coolers, and silos used to process limestone and other raw materials into cement as well as equipment used to extract and transport limestone from CRH quarries. The clinker (the key intermediate product in the manufacture of cement) capacity for our significant building material locations is set out in the table below:

	Country	Number of Plants	Average Clinker Capacity (tons per hour)	Property Utilization
Americas Materials Solutions
South	United States	3	352	75%
West	United States	6	780	83%
Great Lakes	United States, Canada	3	437	79%
Northeast	United States	—	—	—
Europe Materials Solutions
Western Europe	United Kingdom, Ireland, France	8	1,067	64%
Central & Eastern Europe	Poland, Ukraine, Romania, Slovakia	6	1,379	76%
Philippines	Philippines	5	714	69%

Our building solutions businesses have many types of manufacturing facilities including paver, masonry, precast, pipe, dry-mix and lawn and garden plants. These facilities include plant and equipment such as automated presses, batching systems, packaging equipment, kilns, coolers, and silos which are used to turn raw materials into finished goods for our cementitious products as well as equipment such as presses, extruders and molds which are used in the fencing, railing, plastic pipe, trench and metals and enclosure businesses. Two of our recent building solutions acquisitions, National Pipe & Plastics Inc. and Barrette Outdoor Living Inc. (Barrette), have provided CRH with strategically important manufacturing facilities serving the high-growth United States residential fencing and railing and PVC pipe infrastructure markets.
Other Properties
In addition to the properties described above and those disclosed under the heading “Mineral Reserves and Resources: Background”, CRH’s principal corporate office, which it owns, is located in Dublin, Ireland. The Company also leases administrative offices for each of its two Divisions, including a CRH Americas divisional headquarters in Atlanta, Georgia, United States and a CRH Europe divisional headquarters in Amsterdam, Netherlands.
CRH also owns and leases, directly or indirectly through third-parties, heavy mobile equipment, trucks and vehicles for production and transportation purposes.
Condition
CRH believes that all the facilities are in good condition, adequate for their purpose and suitably utilized according to the individual nature and requirements of the relevant operations. CRH has a continuing program of improvements and replacements of properties when considered appropriate to meet the needs of the individual operations.

CRH Form 10-K 18

Mineral Reserves And Resources
Background
The Company’s mineral reserves (reserves) and mineral resources (resources) for the production of primary building materials (which encompasses aggregates (stone, sand and gravel), cement and lime, asphalt, readymixed concrete and concrete products) fall into a variety of categories spanning a wide number of rock types and geological classifications. These reserves and resources are found within our extensive network of quarry locations in attractive local markets globally. This disclosure of the Company’s mining properties has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (Subpart 1300). The Company has 1,235 properties with 226,153 acres of owned and 97,046 acres of leased land, respectively, as disclosed in the table on page 22 the locations of which are presented by geographic location in the maps on page 23.
None of CRH’s mineral-bearing properties are individually material to the Company as of December 31, 2023. A summary disclosure of CRH’s mining operations is provided on pages 20 to 23.
As of December 31, 2023, the Company’s reserves and resources estimations of 25,417 million tons and 10,761 million tons, respectively, as disclosed on pages 20 to 21, are calculated in accordance with Subpart 1300. The Company’s reserves and resources disclosures may not be comparable to similar disclosures disclosed in accordance with the requirements of other countries and should be read in conjunction with the disclosures that follow on pages 20 to 23.
CRH operates predominantly production stage properties, with a limited number of development and exploration stage properties, as such terms are defined in Subpart 1300. Predominantly, CRH’s production stage properties provide raw materials for on-site modern cement and aggregates producing facilities. Almost exclusively, CRH utilizes surface mining and, with a very limited number of exceptions, CRH and its subsidiaries are the only operators of the properties.
Reserves
Reserves are defined in Subpart 1300 as “an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted”. Reserves are classified into two categories, probable and proven reserves, in order of increasing geological confidence.
The Company’s estimate of 25,417 million tons of reserves, as disclosed on page 20 analyzed by rock type (Hard rock, Sand & Gravel and Other), are of recoverable stone, sand, and gravel of suitable quality for economic extraction, based on drilling and studies by the Company’s geologists and engineers. These estimates also consider reasonable economic and operating constraints as to maximum depth of overburden and stone excavation and are subject to permitting or other restrictions.
The disclosed reserves and resources estimations which include diluting materials and allowances for losses that may occur when the mineral is mined, extracted or processed have been estimated by qualified persons, as such term is defined within Subpart 1300.
Not all minerals that may be on CRH’s mineral-bearing properties have been assessed and such properties may be assessed for mineral reserves or resources in future years, as required by operational needs.
CRH’s properties are subject to a wide variety of permitting procedures and conditions, which vary between jurisdictions. Many of CRH’s properties require separate permits from multiple authorities, including but not limited to environmental, mining, regional and national administrative authorities. The periods of validity and the conditions of these permits may be different.
Resources
A mineral resource is defined in Subpart 1300 as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable”. Resources are classified into three categories, inferred, indicated or measured resources, in order of increasing geological confidence. Indicated or measured resources can be converted to reserves by the application of certain modifying factors which include, but are not limited to, consideration of mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental compliance, plans, negotiations, or agreements with local individuals or groups, and governmental factors. There is no certainty that any of the resources disclosed on page 21 will be converted into reserves. Resources have not been fully assessed using modifying factors, however, an initial assessment has been completed in accordance with Subpart 1300.
Internal Controls
CRH has established appropriate governance processes to support the publication of our 2023 reserves and resources disclosures. Reserve and resource estimates are subject to annual review by each of the relevant operating companies across the Company in conjunction with the relevant qualified persons. CRH has established and maintains a number of internal controls to address the risks inherent in the mineral reserves and resources reporting process. These internal controls have been embedded into the local control environments and operate across the business, including controls at an operating company, divisional and Company level.
As CRH’s reserves and resources are predominantly in production stage properties, features of the internal controls relating to quality assurance and quality control (QA/QC) include:
•Databases and data repositories for exploration and/or production data that contain accurate and precise data from which reserves and resources can be evaluated, and operational plans can be developed;
•Verification sampling and testing of known mineralization. This is generally required to establish compliance with regulations on product qualities. Verification testing confirms geological maps prepared during earlier exploration programs; and
•In the case of cement raw materials, facility laboratories participate in an externally managed annual review process with ISO 17025 accredited independent laboratories.

CRH Form 10-K 19

When exploration programs are conducted, QA/QC measures include:
•Ensuring that surface or drill sampling results in the highest quality sample possible. This would include down-hole surveying of drill holes as necessary;
•Obtaining pictures of drill sample (e.g. core) for future reference;
•Geological core logging, where the geological description of each sample interval is recorded prior to laboratory analysis;
•Ensuring the integrity of samples from point of origin to analytical laboratory; and
•Using nationally or regionally accredited laboratories for all analyses and tests for exploration programs in properties containing aggregates.
In addition, to provide further assurance over the Company’s mineral reserves and resources reporting process, the Company’s Internal Audit function completed a limited scope review across a sample of material reporting entities on the operation of these internal controls as of December 31, 2023.
The table below presents, by segment and geographic location, the tons of proven and probable aggregates, cement and lime mineral reserves at December 31, 2023, and the related percentages by rock type.

		Reserves
		Proven				Probable				Total Reserves (i) (ii)
	Country	Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type
			Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other
Aggregates
Americas Materials Solutions	United States	7,770	78%	14%	8%	9,573	86%	8%	6%	17,343	82%	11%	7%
	Canada	565	75%	25%	—	167	89%	11%	—	732	78%	22%	—
Europe Materials Solutions	Western Europe (UK, IE, FR, ES, DK, FI) (iv)	1,979	82%	18%	—	1,214	92%	8%	—	3,193	86%	14%	—
	Central & Eastern Europe (PL, RO, SK, CH, HU) (iv)	223	82%	18%	—	257	51%	49%	—	480	66%	34%	—
	Philippines	54	100%	—	—	5	100%	—	—	59	100%	—	—
Subtotal		10,591	79%	16%	5%	11,216	86%	9%	5%	21,807	82%	12%	6%

Cement
Americas Materials Solutions	United States	568	100%	—	—	88	100%	—	—	656	100%	—	—
	Canada	228	100%	—	—	24	100%	—	—	252	100%	—	—
Europe Materials Solutions	Western Europe (UK, IE, FR, ES) (iv)	457	97%	—	3%	177	96%	—	4%	634	96%	—	4%
	Central & Eastern Europe (DE, PL, RO, RS, SK, CH, UA) (iv)	597	96%	2%	2%	562	89%	3%	8%	1,159	92%	2%	6%
	Philippines	323	99%	—	1%	214	97%	—	3%	537	98%	—	2%
Subtotal		2,173	98%	—	2%	1,065	93%	1%	6%	3,238	96%	1%	3%

Lime (v)
Europe Materials Solutions	Western Europe (UK, IE) (iv)	24	100%	—	—	21	100%	—	—	45	100%	—	—
	Central & Eastern Europe (DE, PL, CZ) (iv)	270	100%	—	—	57	100%	—	—	327	100%	—	—
Subtotal		294	100%	—	—	78	100%	—	—	372	100%	—	—
Total		13,058	82%	13%	5%	12,359	87%	8%	5%	25,417	84%	11%	5%
(i)    CRH has no individually material mineral-bearing properties requiring individual property disclosure under Subpart 1300.
(ii)    CRH’s point of reference for the estimation of the Company’s mineral reserves is “in-situ” reserves.
(iii)    All reserves quantities are quoted in millions of short tons.
(iv)    The country and their respective codes are Czech Republic: CZ, Denmark: DK, Finland: FI, France: FR, Germany: DE, Hungary: HU, Ireland: IE, Poland: PL, Romania: RO, Serbia: RS, Slovakia: SK, Spain: ES, Switzerland: CH, Ukraine: UA, United Kingdom: UK.
(v)    At December 31, 2023, Europe Materials Solutions’ Lime operations have been classified as held for sale in the Consolidated Financial Statements (see Note 3 “Assets held for sale and discontinued operations” on page 66).
CRH’s mineral reserves and resources are used predominantly for the production and sale of aggregates, cement and lime. The average sales price for the period January 1, 2023, to October 31, 2023, for aggregates and cement was $16.9 and $125.3 per ton, respectively, for our Americas Materials Solutions businesses and $10.9 and $116.0 per ton, respectively, for our Europe Materials Solutions businesses. The average sales price for lime within our Europe Materials businesses over this time period was $174.7 per ton. These prices, which are used for estimation of both mineral reserves and resources, are impacted by product mix, geographic location and foreign currency.
CRH Form 10-K 20

The table below presents, by segment and geographic location, the tons of measured, indicated, and inferred aggregates, cement and lime resources as of December 31, 2023, and the related percentage of these resources by rock type. CRH’s mineral resources in the table below are disclosed exclusive of mineral reserves.

Resources
		Measured				Indicated				Total Measured & Indicated				Inferred				Total Resources (i) (ii)
	Country	Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type
			Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other
Aggregates
Americas Materials Solutions	United States	784	92%	5%	3%	1,568	84%	15%	1%	2,352	87%	11%	2%	4,049	76%	22%	2%	6,401
	Canada	504	93%	7%	—	30	89%	11%	—	534	93%	7%	—	145	100%	—	—	679
Europe Materials Solutions	Western Europe (UK, IE, FR, ES, DK, FI) (iv)	364	19%	81%	—	571	82%	17%	1%	935	58%	42%	—	333	92%	8%	—	1,268
	Central & Eastern Europe (PL, RO, SK, CH, HU) (iv)	252	77%	23%	—	69	78%	22%	—	321	77%	23%	—	46	68%	32%	—	367
	Philippines	28	100%	—	—	2	100%	—	—	30	100%	—	—	—	—	—	—	30
Subtotal		1,932	77%	22%	1%	2,240	83%	16%	1%	4,172	80%	19%	1%	4,573	78%	20%	2%	8,745

Cement
Americas Materials Solutions	United States	15	100%	—	—	32	100%	—	—	47	100%	—	—	143	100%	—	—	190
	Canada	60	91%	—	9%	1	100%	—	—	61	91%	—	9%	2	100%	—	—	63
Europe Materials Solutions	Western Europe (UK, IE, FR, ES) (iv)	144	100%	—	—	70	91%	—	9%	214	97%	—	3%	80	96%	3%	1%	294
	Central & Eastern Europe (DE, PL, RO, RS, SK, CH, UA) (iv)	309	98%	—	2%	117	82%	—	18%	426	93%	—	7%	115	100%	—	—	541
Subtotal		528	98%	—	2%	220	88%	—	12%	748	95%	—	5%	340	99%	1%	—	1,088

Lime (v)
Europe Materials Solutions	Western Europe (UK, IE) (iv)	7	100%	—	—	—	—	—	—	7	100%	—	—	19	100%	—	—	26
	Central & Eastern Europe (DE, PL, CZ) (iv)	541	100%	—	—	228	100%	—	—	769	100%	—	—	133	100%	—	—	902
Subtotal		548	100%	—	—	228	100%	—	—	776	100%	—	—	152	100%	—	—	928
Total		3,008	85%	14%	1%	2,688	85%	13%	2%	5,696	85%	13%	2%	5,065	80%	18%	2%	10,761
(i)    CRH has no individually material mineral-bearing properties requiring individual property disclosure under Subpart 1300.
(ii)    CRH’s point of reference for the estimation of the Company’s mineral resources is “in-situ” resources.
(iii)    All resources quantities are quoted in millions of short tons.
(iv)    The country and their respective codes are Czech Republic: CZ, Denmark: DK, Finland: FI, France: FR, Germany: DE, Hungary: HU, Ireland: IE, Poland: PL, Romania: RO, Serbia: RS, Slovakia: SK, Spain: ES, Switzerland: CH, Ukraine: UA, United Kingdom: UK.
(v)    At December 31, 2023, Europe Materials Solutions’ Lime operations have been classified as held for sale in the Consolidated Financial Statements (see Note 3 “Assets held for sale and discontinued operations” on page 66).
CRH Form 10-K 21

The table below outlines the number of facilities by segment and geographic location along with the annualized extraction (in millions of tons) for each of the three years ending December 31, 2023.

	Country	No. of Quarries /pits	Surface acreage (acres) (i)		Annualized extraction (millions of tons)			Years to Depletion (ii)
			Owned	Leased	2021	2022	2023
Aggregates
Americas Materials Solutions	United States	686	132,342	63,667	195.3	203.2	211.6	85
	Canada	36	14,870	1,717	19.2	20.5	20.3	37
Europe Materials Solutions	Western Europe (UK, IE, FR, ES, DK, FI) (iii)	398	39,381	24,224	87.8	85.8	79.6	38
	Central & Eastern Europe (PL, RO, SK, CH, HU) (iii)	40	2,768	1,235	11.4	11.3	10.9	43
	Philippines	1	–	440	–	–	–	–
Subtotal		1,161	189,361	91,283	313.7	320.8	322.4

Cement
Americas Materials Solutions	United States	9	18,612	802	10.8	10.1	11.6	61
	Canada	3	2,024	17	2.5	2.2	3.4	94
Europe Materials Solutions	Western Europe (UK, IE, FR, ES) (iii)	18	7,939	568	15.6	14.2	15.2	42
	Central & Eastern Europe (DE, PL, RO, RS, SK, CH, UA) (iii)	27	2,882	3,794	22.6	16.5	17.1	62
	Philippines	5	2,469	526	9.3	7.2	7.7	66
Subtotal		62	33,926	5,707	60.8	50.2	55.0

Lime (iv)
Europe Materials Solutions	Western Europe (UK, IE) (iii)	2	662	7	1.8	1.5	1.6	27
	Central & Eastern Europe (DE, PL, CZ) (iii)	10	2,204	49	8.2	8.2	5.8	45
Subtotal		12	2,866	56	10.0	9.7	7.4
Total		1,235	226,153	97,046	384.5	380.7	384.8
(i) The disclosures in the table above include the surface area of infrastructure, process plants, waste piles, water storage, water treatment plants and boundary areas of CRH’s mineral-bearing properties. Remote properties such as offices, distribution facilities and readymixed concrete plants are not included.
(ii)     Years to depletion is based on the average of the three years’ 2021 to 2023 annualized extraction.
(iii)    The country and their respective codes are Czech Republic: CZ, Denmark: DK, Finland: FI, France: FR, Germany: DE, Hungary: HU, Ireland: IE, Poland: PL, Romania: RO, Serbia: RS, Slovakia: SK, Spain: ES, Switzerland: CH, Ukraine: UA, United Kingdom: UK.
(iv)    At December 31, 2023, Europe Materials Solutions’ Lime operations have been classified as held for sale in the Consolidated Financial Statements (see Note 3 “Assets held for sale and discontinued operations” on page 66).

CRH Form 10-K 22

CRH Mineral Locations

●	Represents the location of CRH’s mineral-bearing properties
CRH Form 10-K 23

Item 3. Legal Proceedings
CRH companies are parties to various legal proceedings in the ordinary course of business, including some in which claims for damages have been asserted against the companies. Having taken appropriate advice, we believe that the aggregate outcome of such proceedings will not have a material effect on the Company’s financial condition, results of operations or liquidity.
CRH has elected to use a $1 million threshold for disclosing certain proceedings under environmental laws to which a governmental authority is a party. Applying this threshold, there were no relevant legal proceedings to disclose for this period.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10‐K.

CRH Form 10-K 24

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
CRH has a primary listing on the NYSE and a standard listing on the LSE of its Ordinary Shares, each represented by the ticker symbol CRH. As of February 15, 2024, there were approximately 16,000 holders of record of our Ordinary Shares.
Irish Taxation of US Holders
The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our Ordinary Shares by U.S. holders. This description is based on Irish law and practices as of the latest practicable date, and administrative or judicial changes may modify the tax consequences described below. The statements do not constitute tax advice and are intended only as a general guide.
Withholding Tax on Dividends: Dividends on our Ordinary Shares would generally be subject to Irish Dividend DWT at the rate of 25%, unless an exemption applies. Dividends on our Ordinary Shares that are owned by residents of the United States and held beneficially through the Depositary Trust Company (DTC), will not be subject to DWT provided that the address of the beneficial owner of the Ordinary Shares in the records of the broker is in the United States. Dividends on our Ordinary Shares that are owned by residents of the United States and held directly (outside of DTC) will not be subject to DWT provided that the shareholder has completed the appropriate Irish DWT form and this form remains valid. Such shareholders must provide the appropriate Irish DWT form to our Transfer Agent, Computershare Trust Company N.A., before the record date for the first dividend payment to which they are entitled. If any shareholder who is resident in the United States receives a dividend subject to DWT, he or she should generally be able to apply for a refund from the Irish Revenue Commissioners. The Double Taxation Treaty between Ireland and the United States contains provisions regarding withholding tax, but it is generally not necessary for U.S. resident shareholders to rely on the treaty due to the wide scope of DWT exemptions under Irish law.
Income Tax on Dividends: A shareholder who is neither resident nor ordinarily resident in Ireland and who is entitled to an exemption from DWT generally has no liability for Irish income tax or for the Irish universal social charge on a dividend from us, unless he or she holds his or her ordinary shares through a branch or agency in Ireland which carries out a trade on his or her behalf.
Capital Gains Tax: A shareholder who is neither resident nor ordinarily resident in Ireland and does not hold our Ordinary Shares in connection with a trade or business carried on by such shareholder in Ireland through a branch or agency should not be subject to Irish tax on capital gains on a disposal of our Ordinary Shares.
Capital Acquisitions Tax: Irish capital acquisitions tax (CAT) is comprised principally of gift tax and inheritance tax. CAT could apply to a gift or inheritance of our Ordinary Shares irrespective of the place of residence, ordinary residence or domicile of the parties. The person who receives the gift or inheritance has primary liability for CAT. CAT is levied at a rate of 33% above certain tax-free thresholds. Shareholders in the United States should consult their own tax advisers as to whether CAT is creditable or deductible in computing U.S. tax liabilities.
Stamp Duty: Transfer of our Ordinary Shares other than via transfer of book-entry interests in the DTC may be subject to Irish stamp duty. Transfers of our Ordinary Shares via transfer of book entry interests in the DTC will not be subject to Irish stamp duty. However, if a shareholder holds our Ordinary Shares directly rather than beneficially through DTC, any transfer of shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of our Ordinary Shares.
Other Shareholder Matters
There are no legislative or other legal provisions currently in force in Ireland or arising under our Articles that restrict the payment of dividends or distributions to holders of our Ordinary Shares not resident in Ireland, except for Irish laws and regulations that restrict the remittance of dividends, distributions and other payments in compliance with the sanctions laws of the Security Council of the United Nations, the European Union (and any of its members), the United Kingdom and the United States.
Dividend Policy
CRH has paid dividends on its Ordinary Shares in respect of each fiscal year since the formation of the Company in 1970. Dividends are paid to shareholders on the Register of Members on the record date for the dividend. The Board continues to believe that a policy of consistent long-term dividend growth is appropriate for the Company and following the 5% dividend increase in 2022, the total dividend was increased by a further 5% in 2023 to $1.33 per share (2022: $1.27). An interim dividend of $0.25 (2022: $0.24) per share was paid in November 2023. In addition, in order to facilitate CRH's planned move to a quarterly dividend cadence in 2024 following CRH’s transition of its primary listing to the United States in September 2023, a second interim dividend of $1.08 was paid in January 2024 in place of the usual final dividend recommended by the Board for approval at CRH’s Annual General Meeting (2022: $1.03). It is proposed to pay a quarterly dividend of $0.35 per share on April 17, 2024, to shareholders registered at the close of business on March 15, 2024.
Dividends are paid wholly in cash. The default payment currency is U.S. Dollar for shareholders who hold their Ordinary Shares through a DTC participant. It is also U.S. Dollar for shareholders holding their Ordinary Shares in registered form, unless a currency election is registered with CRH’s Transfer Agent, Computershare Trust Company N.A. in advance of the applicable record date. The default payment currency for shareholders holding their Ordinary Shares in the form of Depository Interests is euro. Such shareholders can elect to receive dividends in U.S. Dollar or Pound Sterling by providing their instructions to the Company’s Depositary Interest provider, Computershare Investor Services plc, in advance of the applicable record date.
Securities Authorized For Issuance Under Equity Compensation Plans
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.
CRH Form 10-K 25

Share Performance Graph
The performance graph below compares the five-year cumulative total shareholder return of our Ordinary Shares from December 31, 2018 to December 31, 2023 with the cumulative total return for the same period of the S&P 500 Index and the S&P 500 Materials Index. The graph assumes that the initial investment in our Ordinary Shares and each index was $100, with reinvestment of dividends.
Performance data for the Company is provided as of the last trading day of each relevant fiscal year. The share price performance graph is not necessarily indicative of future share price performance.

Comparative Total Return	2018	2019	2020	2021	2022	2023
CRH plc	100.00	157.01	171.30	217.69	169.13	306.38
S&P 500	100.00	131.47	155.65	200.29	163.98	207.04
S&P 500 Materials	100.00	124.58	150.40	191.44	167.94	189.01

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K. It is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Recent Sales Of Unregistered Securities
None.

CRH Form 10-K 26

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2023	466,100	$44.24	466,100	47,118,018
February 1 – February 28, 2023	1,764,659	$46.94	1,764,659	45,353,359
March 1 – March 31, 2023	3,416,191	$49.70	3,410,693	41,942,666
April 1 – April 30, 2023	5,066,701	$48.88	4,974,969	45,025,031
May 1 – May 31, 2023	5,553,335	$48.68	5,553,335	39,471,696
June 1 – June 30, 2023	3,691,162	$51.37	3,691,162	35,780,534
July 1 – July 31, 2023	5,845,968	$56.99	5,845,968	45,763,528
August 1 – August 31, 2023	7,429,937	$57.79	7,429,937	38,333,591
September 1 – September 30, 2023	5,558,235	$55.13	5,558,235	32,775,356
October 1 – October 31, 2023	5,048,800	$55.01	5,048,800	29,951,200
November 1 – November 30, 2023	6,951,106	$59.71	6,951,106	23,000,094
December 1 – December 31, 2023	5,080,964	$66.04	4,205,964	18,794,130
Total	55,873,158		54,900,928

(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In 2023, the Company returned a further $3.0 billion of cash to shareholders through the repurchase of 54,900,928 Ordinary Shares (equivalent to 7.47% of the Company’s issued share capital). This brought total cash returned to shareholders under the Program to $7.1 billion since its commencement in May 2018. The purchases in 2023 were completed under the following tranches:

Date Announced	Max Amount to be Repurchased (in $ millions)	Date Expired
December 19, 2022	300	March 30, 2023
March 31, 2023	750	June 29, 2023
June 30, 2023	1,000	September 22, 2023
September 25, 2023	1,000	December 20, 2023
December 21, 2023	300	February 28, 2024

Item 6. Reserved

CRH Form 10-K 27

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for fiscal years 2023, 2022 and 2021.
Effective January 1, 2023, the Company transitioned from International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS) to accounting principles generally accepted in the United States (U.S. GAAP). The accompanying MD&A, including all periods presented, has been presented and analyzed under U.S. GAAP. This MD&A should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those discussed in “Risk Factors” and “Forward-Looking Statements – Safe Harbor Provisions Under The Private Securities Litigation Reform Act Of 1995” and elsewhere in this Annual Report on Form 10-K. Our operating results depend upon economic cycles, seasonal and other weather‐related conditions, and trends in government expenditures, among other factors. Accordingly, financial results for any year presented, or year‐to‐year comparisons of reported results, may not be indicative of future operating results.
Overview
CRH is a leading provider of building materials solutions that build, connect and improve our world. Since formation in 1970, CRH has evolved from being a supplier of base materials to providing end-to-end value-added solutions that solve complex construction challenges for our customers. CRH works closely with the customer across the entire project lifecycle from planning, design, manufacture, installation and maintenance through to end-of-life recycling, using our engineering and innovation expertise to provide superior materials, products and services.
The Company integrates essential materials (aggregates and cement), value-added building products as well as construction services, to provide our customers with complete end-to-end solutions. CRH’s capabilities, innovation and technical expertise enable it to be a valuable partner for transportation and critical utility infrastructure projects, complex non-residential construction and outdoor living solutions.
Financial performance highlights:
CRH delivered another record performance in 2023 resulting in the following performance highlights (compared to 2022 and 2021):
•Total revenues increased to $34.9 billion, compared with $32.7 billion in 2022 and $29.2 billion in 2021;
•Net income decreased to $3.1 billion compared with $3.9 billion in 2022, primarily due to the income from discontinued operations, net of income tax expense, of $1.2 billion in 2022. Net income was $2.7 billion in 2021. Adjusted EBITDA* increased to $6.2 billion in 2023 from $5.4 billion in 2022. In 2021 Adjusted EBITDA* was $4.8 billion;
•Net income margin was 8.8% in 2023, 11.9% in 2022 and 9.2% in 2021. Adjusted EBITDA margin* was 17.7% in 2023, an increase of 120 basis points (bps) compared with an Adjusted EBITDA margin* of 16.5% in 2022. In 2021, the Adjusted EBITDA margin* was 16.5%;
•Operating cash flow5 of $5.0 billion was ahead of 2022 operating cash flow of $3.8 billion and ahead of 2021 operating cash flow of $4.0 billion; 6
•Return on Net Segment Assets were 14.4% in 2023, 13.1% in 2022 and 11.8% in 2021. Return on Net Assets (RONA)* increased by 200bps to 15.3% in 2023, from 13.3% in 2022. RONA* was 12.7% in 2021; and
•Basic Earnings Per Share (EPS) from continuing operations in 2023 was $4.36 compared with $3.58 in 2022 and $3.12 in 2021. Basic EPS pre-impairment* from continuing operations was $4.65 in 2023, $3.58 in 2022 and $3.12 in 2021.
Capital allocation highlights:
•Cash paid to shareholders in 2023 through dividends was $0.9 billion and through share buybacks was $3.0 billion, compared with $0.9 billion and $1.2 billion, respectively, in 2022, and $0.9 billion and $0.9 billion, respectively, in 2021;
•Full year dividend per share increase of 5% resulting in a dividend per share of $1.33 in 2023, from $1.27 in 2022 and $1.21 in 2021;
•Ongoing share buyback program in 2023 repurchased approximately 54.9 million ordinary shares for a total consideration of $3.0 billion, compared with $1.2 billion in 2022 and $0.9 billion in 2021; and
•22 acquisitions completed for total consideration of $0.7 billion in 2023, compared with $3.3 billion in 2022 and $1.5 billion in 2021. A further $1.8 billion was invested in development and replacement capital expenditure projects in 2023, compared with $1.5 billion and $1.6 billion in 2022 and 2021, respectively.
Delivering On Our Vision
CRH continues to evolve its business to improve performance, deliver for its stakeholders and respond to the ever-changing needs of its customers. CRH’s differentiated solutions strategy enables it to realize its vision to develop sustainable solutions that build, connect and improve our world. CRH has a specific set of capabilities in the markets in which it operates along with decades of experience and deep customer relationships. CRH leverages its scale and best practice across the Company to provide value-added materials, products and services as end-to-end solutions that solve complex problems for its customers.
These solutions allow us to create further value for our customers by combining our products, materials and services which drives commercial and operational benefits. We can leverage production and logistics efficiencies to drive increased profitability and asset utilization. We can reduce waste and advance the sustainability of construction. We believe it also makes our business less capital-intensive and drives a higher rate of return delivering superior long-term value and higher growth for shareholders.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.
5 Operating cash flow refers to net cash provided by operating activities as reported in the Consolidated Statements of Cash Flows on pages 54 to 55.6
CRH Form 10-K 28

A business optimized for industry leading performance
Through its differentiated strategy, CRH has shaped its business to capitalize on the attractive fundamentals driving demand in high growth construction markets in North America and Europe.
Differentiated strategy: Our differentiated strategy is focused on uniquely integrating materials, products and services across the construction value chain. We leverage our scale, expertise and best practice to provide end-to-end solutions that solve complex problems for our customers. We utilize specific expertise in areas such as materials science, design and engineering to innovate and create new products. This allows us to do more for our customers and help deliver a higher performing and more sustainable built environment.
Performance-focused operator: CRH has the ability to leverage its high performing assets in the most attractive markets which has resulted in our record 2023 results with a 7% increase in total revenues, 32% increase in operating cash flow, and 22% higher basic EPS from continuing operations, with basic EPS from continuing operations 30% higher on a pre-impairment*7basis. These results are underpinned by a differentiated strategy delivered by an experienced management team with deep industry experience and a proven track record of consistent financial and operational delivery.
Strong and flexible balance sheet: At December 31, 2023, total short-term and long-term debt was $11.6 billion, cash and cash equivalents were $6.4 billion and Net Debt* was $5.4 billion. We believe our strong and flexible balance sheet provides CRH with significant financial capacity for long-term value creation through accretive acquisitions, expansionary capital expenditure and cash returns to shareholders through dividends and share buybacks.
Focused growth
Our customers have an increasing need for more holistic solutions and CRH maximizes its overall growth potential by focusing on its ability to deliver solutions that meet this growing need. We are focused on delivering our integrated solutions strategy and to do so we are working to better connect our people, capabilities, assets and customers across businesses, markets, and geographies. We acquire businesses at attractive valuations and create value by integrating them with our existing operations and realizing synergies in areas including procurement, human resources, technology and sales.
Development Review
In 2023, CRH completed 22 acquisitions for total consideration of $0.7 billion. On the divestitures front, CRH realized proceeds from divestitures and disposals of long-lived assets (including deferred divestiture consideration received) of $0.1 billion.
The largest acquisition in 2023 was in our Americas Building Solutions segment where the Company completed the acquisition of Hydro International, a leading provider of stormwater products, wastewater treatment products, wastewater services, and data solutions in North America and Europe. In addition, Americas Building Solutions completed a further four acquisitions and Americas Materials Solutions completed eight acquisitions in the United States, for a total 2023 spend in the Americas of $0.4 billion. The Europe Materials Solutions segment completed five acquisitions and Europe Building Solutions completed four acquisitions for a total 2023 spend in Europe of $0.3 billion.
In November 2023, CRH agreed to acquire an attractive portfolio of cement and readymixed concrete assets and operations in Texas for a total consideration of $2.1 billion. The transaction was completed in February 2024. In 2023, CRH also entered into an agreement to divest its lime operations in Europe for $1.1 billion. The transaction was structured in three phases. The first phase of the divestiture, comprising CRH’s lime operations in Germany, Czech Republic and Ireland, completed in January 2024.
In 2022, CRH completed 29 acquisitions for total consideration of $3.3 billion. On the divestiture front, CRH completed nine divestitures and realized proceeds from divestitures and disposals of long-lived assets (including deferred divestiture consideration received) of $3.9 billion primarily relating to the proceeds from the Building Envelope divestiture.
The largest acquisition in 2022 was in our Americas Building Solutions segment where the Company completed its acquisition of Barrette for $1.9 billion. In addition, Americas Building Solutions completed a further seven acquisitions in the United States and Americas Materials Solutions completed ten acquisitions in the United States, for a total 2022 spend in the Americas of $3.1 billion. The Europe Building Solutions segment completed two acquisitions and Europe Materials Solutions completed nine acquisitions for a total 2022 spend in Europe of $0.2 billion.
The largest divestiture in 2022 was the Building Envelope business for cash proceeds of $3.5 billion (enterprise value of $3.8 billion including lease liabilities transferred of $0.3 billion). A further eight divestitures were completed across CRH, realizing total proceeds of $0.2 billion and $0.2 billion was realized from the disposal of long-lived assets and deferred divestiture proceeds.
In 2021, CRH completed 19 acquisitions for total consideration of $1.5 billion. On the divestiture front, CRH completed 11 divestitures and realized proceeds from divestitures and disposals of long-lived assets (including deferred divestiture consideration received) of $0.5 billion.
The largest acquisition in 2021 was in our Americas Materials Solutions segment where the Company completed its acquisition of Angel Brother Enterprises, a vertically-integrated asphalt paving business in Texas. In addition, Americas Materials Solutions completed a further seven acquisitions and Americas Building Solutions completed six acquisitions in the United States, for a total 2021 spend in the Americas of $1.4 billion. The Europe Materials Solutions segment completed four acquisitions and Europe Building Solutions completed one acquisition for a total 2021 spend in Europe of $0.1 billion.
The largest divestiture in 2021 was the divestiture of the Brazilian operations by the Americas Materials Solutions segment for consideration of $0.2 billion. A further ten divestitures were completed across CRH, realizing total proceeds of $0.3 billion.
Outlook
Overall, we expect a favorable market backdrop and continued positive pricing momentum in 2024 driven by significant infrastructure investment and re-industrialization activity across our key markets in North America and Europe.
Our operations in North America are expected to benefit from increased infrastructure activity underpinned by strong federal and state funding, while investments in critical manufacturing and clean energy initiatives are expected to support key non-residential segments. New-build residential activity is expected to remain subdued in 2024 due to ongoing affordability constraints arising from the current interest rate environment, while residential repair and remodel activity is expected to remain resilient.
In Europe, we expect to benefit from positive pricing, disciplined cost control and good underlying demand in infrastructure and key non-residential markets which are supported by government and EU funding initiatives, while residential construction activity is expected to remain subdued.
7* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.
CRH Form 10-K 29

Assuming normal seasonal weather patterns and no major dislocations in the macroeconomic environment, CRH remains well positioned for another year of growth in 2024 as we continue to execute our uniquely integrated and value-added solutions strategy, supported by the strength and flexibility of our balance sheet and disciplined approach to capital allocation. 8
Market Backdrop
CRH’s results can be impacted by trends and factors in the wider construction markets it is exposed to. The principal construction markets, for all segments, are infrastructure, including highways, streets, roads, bridges, and critical utility infrastructure; non-residential, including construction and maintenance of manufacturing, datacenter and distribution facilities; and residential, including new-build construction, and repair and remodel activity, of single and multi-family housing.
Infrastructure
In 2023, approximately 35% of revenues were derived from infrastructure. See ‘Business Segment Information’ in Item 1. “Business” for details by segment.
Americas
The $1.2 trillion IIJA signed into law in November 2021, provides federal highway funding of approximately $350 billion over five years, including $110 billion in new funding for roads, bridges, and other infrastructure projects. Critical utility infrastructure is also receiving funding from IIJA – water (approximately $48 billion), energy (approximately $79 billion) and technology (approximately $65 billion). U.S. highway contract awards increased in 2023, with a high single-digit increase compared with 2022. The outlook for 2024 is positive as state budgets reflect the need for increased public infrastructure funding for highways and bridges.
Europe
In Europe, the outlook for 2024 remains supportive backed by a resilient critical infrastructure sector, including in the rail, energy, and water sectors, which fluctuates less than residential and non-residential sectors. In the infrastructure sector the impact of the business cycle is mitigated by long-term projects and a high share of activities financed by the public sector, with multinational EU funds a stabilizing factor.
Non-Residential
In 2023, approximately 30% of revenues were derived from non-residential construction.
Americas
In Americas, a key driver of demand in the non-residential sector is the onshoring of critical manufacturing. Large, multi-year construction projects (EV battery plants, semiconductor chips, liquefied natural gas facilities) are underpinned by federal investment through the Inflation Reduction Act (IRA) which directs nearly $370 billion in federal funding to clean energy and the U.S CHIPS and Science Act, a $280 billion bill with the aim to bolster the United States’ semi-conductor capacity. According to industry forecasts, a total of $300 billion is planned for investment in these sectors by 2027.
Europe
In Europe, the non-residential construction sector outlook remains mixed in 2024. Construction confidence remains subdued however activity is underpinned by increased efforts to onshore manufacturing activity due to the European Chips Act.
Residential
In 2023, approximately 35% of revenues were derived from residential construction.
Americas
The residential sector’s recent weakness is driven by affordability constraints with inflation challenges, rising home prices and high mortgage rates. Repair and remodel activity is expected to be less subdued than new-build activity, as a result of aging housing stock.
Europe
The European businesses are more heavily exposed to the new-build residential sector, and the residential sector remains subdued with residential building permits declining.

8* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.
CRH Form 10-K 30

Results Of Operations
Revenues are derived from a range of products and services across four segments. The Materials Solutions segments in Americas and Europe utilize an extensive network of reserve-backed quarry locations to produce and supply a range of materials including aggregates, cement, readymixed concrete and asphalt, as well as providing paving and construction services. The Americas and Europe Building Solutions segments manufacture, supply and deliver high quality building products and solutions.
The table below summarizes CRH’s Consolidated Statements of Income for the periods indicated.

Consolidated Statements of Income
(in $ millions, except per share data)

For the years ended December 31	2023	2022	2021
Total revenues	34,949	32,723	29,206
Total cost of revenues	(22,986)	(21,908)	(19,379)
Gross profit	11,963	10,815	9,827
Selling, general and administrative expenses	(7,486)	(7,056)	(6,538)
Gain on disposal of long-lived assets	66	50	38
Loss on impairments	(357)	–	–
Operating income	4,186	3,809	3,327
Interest income	206	65	–
Interest expense	(376)	(344)	(315)
Other nonoperating (expense) income, net	(2)	(69)	90
Income from continuing operations before income tax expense and income from equity method investments	4,014	3,461	3,102
Income tax expense	(925)	(762)	(650)
(Loss) income from equity method investments	(17)	–	55
Income from continuing operations	3,072	2,699	2,507
Income from discontinued operations, net of income tax expense	–	1,190	179
Net income	3,072	3,889	2,686
Net (income) attributable to redeemable noncontrolling interests	(28)	(27)	(22)
Net loss (income) attributable to noncontrolling interests	134	–	(34)
Net income attributable to CRH plc	3,178	3,862	2,630
Basic earning per share attributable to CRH plc from continuing operations	$4.36	$3.58	$3.12
Basic earning per share attributable to CRH plc from continuing operations - pre-impairment*	$4.65	$3.58	$3.12
Adjusted EBITDA*	6,176	5,388	4,806
Total revenues
2023 versus 2022
Total revenues were $34.9 billion in 2023, an increase of $2.2 billion, or 7%, compared with 2022, reflecting good underlying demand across key end-use markets, positive pricing and contributions from acquisitions which offset lower volumes compared with the prior year.
In Americas Materials Solutions, total revenues in Essential Materials and Road Solutions increased by 10% and 7%, respectively. In Americas Building Solutions, total revenues in Building & Infrastructure Solutions increased by 6% and total revenues in Outdoor Living Solutions increased by 18%.
In Europe Materials Solutions, in Essential Materials, total revenues finished 5% ahead of 2022 while Road Solutions total revenues were 2% ahead. In Europe Building Solutions, total revenues in Building & Infrastructure Solutions decreased by 3% and total revenues in Outdoor Living Solutions increased by 4%.
For additional discussion on segment revenues, see “Segments” section on pages 34 to 37.
2022 versus 2021
Total revenues were $32.7 billion, an increase of $3.5 billion, or 12%, compared with 2021, reflecting price increases offsetting lower volumes compared with the prior year.
In Americas Materials Solutions, Essential Materials total revenues increased by 9% and Road Solutions total revenues increased by 19%. In Americas Building Solutions, total revenues in Building & Infrastructure Solutions increased by 63% and total revenues in Outdoor Living Solutions increased by 20%.
In Europe Materials Solutions, in Essential Materials, total revenues finished 1% behind 2021 while Road Solutions total revenues were flat. In Europe Building Solutions, total revenues in Building & Infrastructure Solutions increased by 5% and total revenues in Outdoor Living Solutions decreased by 4%.9

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.9
CRH Form 10-K 31

Gross profit
2023 versus 2022
Gross profit was $12.0 billion in 2023, an increase of $1.2 billion, or 11%, compared with 2022, reflecting total revenues growth of 7%, with total cost of revenues increasing by 5%. The gross profit margin of 34.2% increased 110bps from 33.1% in the prior year, due to revenue growth exceeding increases in total cost of revenues. Total cost of revenues increased primarily as a result of subcontractor costs and repairs and maintenance increasing 11% and 9%, respectively, due to the impact of cost inflation. Labor expenses increased by 8% due to the impact of acquisitions, wage inflation impacted by continued labor shortages and increased headcount. Energy costs were in line with 2022 and raw materials costs decreased by 1% primarily as a result of lower volumes.
2022 versus 2021
Gross profit was $10.8 billion in 2022, an increase of $1.0 billion, or 10%, compared with 2021. This reflected total revenues growth of 12%, with total cost of revenues increasing by 13% as a result of higher levels of cost inflation. The gross profit margin of 33.1%, decreased 50bps from 33.6% in the prior year as total cost of revenues increased in an inflationary environment. Total cost of revenues increased primarily as a result of raw materials costs increasing by 17%, due to supply chain constraints and cost inflation. Energy costs increased 39%, resulting from global energy cost inflation, and subcontractor costs increasing 16%, as a result of higher volumes and cost inflation. Labor expenses included in total costs of revenues also increased by 6% due to wage inflation driven by labor shortages and increased headcount.
Selling, general and administrative expenses
2023 versus 2022
Selling, general and administrative (SG&A) expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administration expenses, were $7.5 billion in 2023, an increase of $0.4 billion, or 6%, compared with 2022. The increase in SG&A expenses primarily reflects labor cost increases of 14%, as a result of increased headcount, impacted by acquisitions and wage inflation; partially offset by lower haulage costs which decreased 4% compared with 2022 as a result of lower volumes and lower fuel costs.
2022 versus 2021
SG&A expenses were $7.1 billion in 2022, an increase of $0.5 billion, or 8%, compared with 2021. The increase in SG&A expenses were primarily due to haulage cost increases of 8%, driven by fuel cost inflation and driver & truck shortages, and a 1% increase in labor expenses as a result of labor cost inflation and increased headcount.
Gain on disposal of long-lived assets
2023 versus 2022
Gain on disposal of long-lived assets was $66 million in 2023, an increase of $16 million compared with 2022, primarily due to gain on disposal of plant and equipment.
2022 versus 2021
Gain on disposal of long-lived assets was $50 million in 2022, an increase of $12 million compared with 2021, primarily due to disposals of land and buildings.
Loss on impairments
2023 versus 2022
Loss on impairments in 2023 was $357 million, compared with $nil in 2022, and was principally in the Europe Materials Solutions segment where an impairment was recognized related to our business in the Philippines which has been impacted by challenging market conditions.
2022 versus 2021
Loss on impairments in 2022 and 2021 were $nil.
Interest income
2023 versus 2022
Interest income was $206 million in 2023, an increase of $141 million compared with 2022, as a result of higher interest rates on deposits.
2022 versus 2021
Higher interest rates on deposits resulted in interest income of $65 million in 2022 compared with $nil interest income in 2021.
Interest expense
2023 versus 2022
Interest expense was $376 million in 2023, an increase of $32 million, or 9%, compared with 2022. The increase was primarily due to higher interest rates on floating rate debt, interest rate swaps and new fixed rate debt issued, partially offset by interest on maturing debt. For additional information on new fixed rate debt issuance, see Note 11 “Debt” in Item 8. “Financial Statements and Supplementary Data”.
2022 versus 2021
Interest expense was $344 million in 2022, an increase of $29 million, or 9%, compared with 2021. The increase was primarily due to increased interest rates payable on borrowings.

CRH Form 10-K 32

Other nonoperating (expense) income, net
2023 versus 2022
Other nonoperating (expense) income, net, was an expense of $2 million in 2023, a decrease of $67 million compared with 2022. Other nonoperating (expense) income, net includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The decrease was primarily related to a reduction of loss on divestitures to $nil in 2023 which was $99 million in 2022, partly offset by pension-related movements of $27 million.
2022 versus 2021
Other nonoperating (expense) income, net was an expense of $69 million in 2022, compared to income of $90 million in 2021. This movement was primarily driven by a loss on divestitures of $99 million in 2022 compared to a gain of $78 million in 2021, partly offset by pension-related movements of $21 million.
Income tax expense
The Company’s tax rate is driven by the tax rates in jurisdictions in which the Company operates and the relative amount of income earned in each jurisdiction. Our income tax expense for the three-year period from 2021 to 2023 is shown below:

in $ millions, except effective tax rate	2023	2022	2021
Income from continuing operations before income tax expense and income from equity method investments	4,014	3,461	3,102
Income tax expense	(925)	(762)	(650)
Effective tax rate	23%	22%	21%
2023 versus 2022
In 2023, the Company’s income tax expense was $925 million, an increase of $163 million compared with 2022. The effective tax rate attributable to continuing operations was 23% for 2023 compared with 22% for 2022. The increase in the effective tax rate compared with the prior year was primarily driven by the impact of impairments not deductible for tax purposes in the year.
2022 versus 2021
The Company’s income tax expense was $762 million for 2022, an increase of $112 million compared with 2021. The effective tax rate attributable to continuing operations was 22% for 2022 compared with 21% for 2021. The increase in the effective tax rate compared with prior year was primarily due to the tax impact of divestitures during the period as well as changes in the statutory tax rate in the United Kingdom and the Philippines, and movements on provisions for uncertain tax positions.
(Loss) income from equity method investments
2023 versus 2022
In 2023, a loss of $17 million was recorded in equity method investments, primarily driven by the performance of the Company’s equity method investment in Yatai Building Materials in China, where market conditions remained challenging.
2022 versus 2021
In 2022, income from equity method investments was $nil, a reduction of $55 million compared with prior year. This was primarily as a result of the performance of Yatai Building Materials in China where activity levels were negatively impacted by Covid-19 restrictions.
Income from continuing operations
2023 versus 2022
Income from continuing operations in 2023 amounted to $3.1 billion, an increase of $0.4 billion on 2022. This result was primarily driven by an improved operating performance and higher interest income, partially offset by loss on impairments and a higher income tax expense.
2022 versus 2021
Income from continuing operations in 2022 amounted to $2.7 billion, an increase of $0.2 billion on prior year.
Income from discontinued operations, net of income tax expense
2023 versus 2022
Income from discontinued operations, net of income tax expense was $nil in 2023, compared with income of $1.2 billion related to the divestiture of the Building Envelope business in 2022.
2022 versus 2021
Income from discontinued operations, net of income tax expense on the divestiture of the Building Envelope business, which was completed in April 2022, amounted to $1.2 billion. For 2021, income from discontinued operations, net of income tax expense amounted to $0.2 billion.
Net income attributable to CRH plc and earnings per share
2023 versus 2022
Net income attributable to CRH plc was $3.2 billion in 2023, a decrease of $0.7 billion from 2022. The decrease in net income attributable to CRH plc was driven by the absence of income from discontinued operations, net of income tax expense, which contributed $1.2 billion in 2022 due to the divestiture of the Building Envelope business, partially offset by higher income from continuing operations, which contributed $0.4 billion in 2023, and an increased net loss attributable to noncontrolling interests of $0.1 billion. Basic EPS from continuing operations for 2023 was $4.36, an increase of 22% on 2022. Basic EPS pre-impairment* from continuing operations for 2023 was $4.65.10
* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.10
CRH Form 10-K 33

2022 versus 2021
Net income attributable to CRH plc was $3.9 billion in 2022, an increase of $1.2 billion from 2021. This increase was driven by the divestiture of the Building Envelope business, which accounted for a movement of $1.0 billion between 2022 and 2021, and increased income from continuing operations of $0.2 billion compared with 2021. Basic EPS from continuing operations was $3.58 per share for 2022, and $3.12 per share for 2021. Basic EPS pre-impairment* from continuing operations for 2022 was $3.58.
Segments
Effective January 1, 2023, CRH restructured into two Divisions, CRH Americas and CRH Europe. As a result, CRH’s segments increased from three to the following four segments: Americas Materials Solutions, Americas Building Solutions, Europe Materials Solutions and Europe Building Solutions.
Within CRH’s segments, revenue is disaggregated by principal activities and products and by primary geographic market. Business lines are reviewed and evaluated as follows: (1) Essential Materials, (2) Road Solutions, (3) Building & Infrastructure Solutions, and (4) Outdoor Living Solutions. The vertically integrated Essential Materials businesses manufacture and supply aggregates and cement for use in a range of construction and industrial applications. Road Solutions support the manufacturing, installation and maintenance of public highway infrastructure projects and commercial infrastructure projects. Building & Infrastructure Solutions connect, protect and transport critical water, energy and telecommunications infrastructure and deliver complex commercial building projects. Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.
The Company’s measure of segment profit is Adjusted EBITDA, which is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.
Americas Materials Solutions
2023

		Analysis of Change
in $ millions	2022	Currency	Acquisitions	Divestitures	Organic	2023	% change
Total revenues	14,324	(44)	+242	–	+913	15,435	+8%
Adjusted EBITDA	2,638	(6)	+42	–	+385	3,059	+16%
Adjusted EBITDA margin	18.4%					19.8%
Americas Materials Solutions’ total revenues were 8% ahead of 2022, 6% ahead on an organic* basis, driven primarily by price progression across all business lines and partly offset by lower activity levels in certain regions.
In Essential Materials total revenues increased by 10%, supported by double-digit pricing growth in both aggregates and cement, which were ahead by 14% and 15%, respectively. Aggregates volumes declined by 1% and cement volumes declined by 3%, impacted by unfavorable weather in certain regions.
In Road Solutions, total revenues increased by 7% driven by increased pricing and positive infrastructure activity underpinned by IIJA funding. Asphalt prices increased by 7% while asphalt volumes were in line with the prior year as improved demand in the South and West during the second half of the year was offset by lower volumes in the Great Lakes and Northeast regions. Paving and construction revenues increased by 6%. Readymixed concrete pricing was 12% higher compared with 2022, however volumes were 2% behind due to lower activity levels in the South.
Adjusted EBITDA in Americas Materials Solutions of $3.1 billion was 16% ahead of 2022 as increased pricing across all lines of business and operational efficiencies mitigated the impact of higher labor and subcontractor costs. Organic Adjusted EBITDA* was 15% ahead of 2022. Adjusted EBITDA margin increased by 140bps.11
2022

		Analysis of Change
in $ millions	2021	Currency	Acquisitions	Divestitures	Organic	2022	% change
Total revenues	12,407	(41)	+511	(60)	+1,507	14,324	+15%
Adjusted EBITDA	2,543	(4)	+40	(13)	+72	2,638	+4%
Adjusted EBITDA margin	20.5%					18.4%
Americas Materials Solutions’ total revenues were 15% ahead of 2021, 12% on an organic* basis, driven primarily by price progression across all lines of business which was partly offset by lower volumes impacted by unfavorable weather.
In Essential Materials, total revenues increased by 9%. Aggregates prices increased by 10%, however aggregates volumes declined by 1% compared with 2021 as increased volumes in the South and Great Lakes regions were offset by unfavorable weather which impacted activity in the West and Northeast regions. Our cement operations delivered revenue growth driven primarily by price increases of 12% which offset a 3% volume decline compared with 2021.
In Road Solutions, total revenues increased by 19%. Asphalt volumes were 3% ahead of 2021, driven by increases in the South and Great Lakes regions, while volumes were lower in the Northeast and West regions. Asphalt prices increased by 20% compared with prior year. Paving and construction revenues were 25% ahead of 2021 due to a favorable order book and increased project execution. Readymixed concrete prices were higher across all regions, 14% ahead of 2021. Volumes were 6% behind 2021 levels, impacted by less favorable weather conditions in the West and the Northeast.
Adjusted EBITDA in Americas Materials Solutions of $2.6 billion was 4% ahead of 2021, 3% on an organic* basis, as the impact of positive pricing was offset by higher costs in energy, labor, subcontracting and haulage. While Adjusted EBITDA was ahead of the prior year, Adjusted EBITDA margin declined by 210bps.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.11
CRH Form 10-K 34

Americas Building Solutions
2023

		Analysis of Change
in $ millions	2022	Currency	Acquisitions	Divestitures	Organic	2023	% change
Total revenues	6,188	(14)	+751	–	+92	7,017	+13%
Adjusted EBITDA	1,219	(4)	+153	–	+74	1,442	+18%
Adjusted EBITDA margin	19.7%					20.6%
Americas Building Solutions recorded total revenues growth of 13%, driven by the continued execution of our integrated solutions strategy, good commercial progress through price increases and contributions from prior year acquisitions, primarily Barrette. Organic total revenues* were 1% ahead of 2022.
In Building & Infrastructure Solutions, total revenues growth was 6% due to increased demand in the water and energy sectors as well as contributions from recent acquisitions.
In Outdoor Living Solutions, total revenues growth was 18%, driven by positive pricing, resilient retail demand and the incremental impact of the Barrette acquisition in July 2022.
Adjusted EBITDA in Americas Building Solutions was 18% ahead of the prior year, 6% ahead on an organic* basis, driven by positive pricing and contributions from recent acquisitions which offset the impact of increased labor and raw materials costs. As a result, the Adjusted EBITDA margin was 90bps ahead of the prior year.12
2022

		Analysis of Change
in $ millions	2021	Currency	Acquisitions	Divestitures	Organic	2022	% change
Total revenues	4,628	(15)	+1,104	(4)	+475	6,188	+34%
Adjusted EBITDA	720	(1)	+368	–	+132	1,219	+69%
Adjusted EBITDA margin	15.6%					19.7%
Americas Building Solutions recorded total revenues growth of 34% primarily through the positive acquisition impact mainly from National Pipe & Plastics, Inc. and Barrette. Revenue growth was 10% on an organic* basis, due to increasing demand for critical utility infrastructure and outdoor living solutions.
In Building & Infrastructure Solutions, total revenues increased by 63%, and 21% ahead on an organic* basis. Infrastructure Products delivered total revenues growth in 2022, with favorable demand in the communications, energy, water, and transportation sectors as well as contributions from acquisitions leading to increased year-on-year revenue growth.
In Outdoor Living Solutions, total revenues increased by 20%, and 5% ahead on an organic* basis. Architectural Products delivered revenue growth in 2022 as a result of increased repair and remodel activity offsetting decreased new-build residential construction activity.
Adjusted EBITDA in Americas Building Solutions was 69% ahead of the prior year, 18% ahead on an organic* basis, partially due to positive impact from acquisitions. Growth was driven by increased revenues combined with continued cost control and production efficiencies offsetting increased raw materials, labor and haulage costs. A strong trading result and the impact of acquisitions resulted in Adjusted EBITDA margin being 410bps ahead of the prior year.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.12
CRH Form 10-K 35

Europe Materials Solutions
2023

		Analysis of Change
in $ millions	2022	Currency	Acquisitions	Divestitures	Organic	2023	% change
Total revenues	9,349	+186	+61	(157)	+251	9,690	+4%
Adjusted EBITDA	1,195	+30	+10	(12)	+172	1,395	+17%
Adjusted EBITDA margin	12.8%					14.4%
Europe Materials Solutions’ performance in 2023 was driven by continued pricing progress which more than offset lower activity levels, resulting in total revenues growth of 4%, or 3% ahead of 2022 on an organic* basis.
In Essential Materials, total revenues were 5% ahead of 2022 driven by positive pricing for aggregates and cement which were ahead by 9% and 18%, respectively. Aggregates volumes declined by 7% while cement volumes were 13% behind (10% behind excluding the impact of 2022 divestitures) as activity levels were impacted by lower new-build residential activity and unfavorable weather in several key markets.
In Road Solutions, notwithstanding the impact of adverse weather in the first half of the year, pricing progress across all key markets resulted in total revenues for the year 2% ahead of 2022. Asphalt pricing increased by 10%, while volumes declined by 6%. Paving and construction revenues increased by 10%. Readymixed concrete pricing improved by 17%, while volumes decreased by 14%.
In 2023 Adjusted EBITDA in Europe Materials Solutions was $1.4 billion, 17% ahead of 2022 and 14% ahead on an organic* basis. Adjusted EBITDA growth was primarily driven by positive pricing and lower haulage and raw materials costs, which offset lower volume levels. Adjusted EBITDA margin increased by 160bps compared with 2022.13

2022

		Analysis of Change
in $ millions	2021	Currency	Acquisitions	Divestitures	Organic	2022	% change
Total revenues	9,389	(1,019)	+71	(44)	+952	9,349	–%
Adjusted EBITDA	1,228	(136)	+5	(4)	+102	1,195	(3)%
Adjusted EBITDA margin	13.1%					12.8%
Europe Materials Solutions benefited from commercial management initiatives across all countries, which, along with a continued focus on cost savings, helped to mitigate energy and cost inflation, as well as the impact of the conflict in Ukraine. An unfavorable currency translation impact resulted in total revenues in line with 2021, with organic total revenues* 11% ahead reflecting continued pricing progress which offset the impact of lower activity levels.
In Essential Materials Solutions, total revenues were 1% behind, however organic total revenues* finished 11% ahead of 2021 driven by pricing progress. Activity levels were mainly impacted by the ongoing conflict in Ukraine and reduced new-build residential demand. Aggregates prices were ahead by 13%, however volumes were behind 2021 by 7%. Cement prices increased by 24% compared with 2021 while volumes were 9% behind 2021.
In Road Solutions, total revenues were flat compared with 2021, 12% ahead on an organic* basis, driven by pricing increases and ongoing performance optimization initiatives. Activity levels benefited mainly from an increase in project and construction activity in several countries. Asphalt pricing increased by 20% compared with 2021 however volumes were down 9%. Readymixed concrete pricing improved by 18% from 2021 with volumes decreasing by 4%.
In 2022, Adjusted EBITDA in Europe Materials Solutions was $1.2 billion, 3% behind 2021 due to an unfavorable currency translation impact and higher energy costs, despite reductions in haulage and raw materials costs as a result of lower volumes. On an organic* basis, Adjusted EBITDA was 9% ahead of prior year. Adjusted EBITDA margin reduced by 30bps compared with 2021.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.13
CRH Form 10-K 36

Europe Building Solutions
2023

		Analysis of Change
in $ millions	2022	Currency	Acquisitions	Divestitures	Organic	2023	% change
Total revenues	2,862	+69	+95	–	(219)	2,807	(2)%
Adjusted EBITDA	336	+4	+8	–	(68)	280	(17)%
Adjusted EBITDA margin	11.7%					10.0%
Total revenues in Europe Building Solutions declined by 2% as increased infrastructure demand was more than offset by subdued new-build residential activity. Organic revenues* were 7% behind the prior year.
Within Building & Infrastructure Solutions, total revenues declined by 3% compared with 2022. Infrastructure Products delivered growth in total revenues as positive pricing more than offset slower new-build residential activity across most European markets. Precast revenues were behind 2022 as positive commercial progress was offset by lower market activity. Revenues in Construction Accessories were behind the prior year as price increases were offset by subdued new-build residential activity in several markets.
Revenues in Outdoor Living Solutions were 4% ahead of the prior year as positive pricing more than offset the impact of lower demand and unfavorable weather in certain key markets.
Despite disciplined commercial management, cost saving initiatives and lower raw materials and haulage costs, Adjusted EBITDA in Europe Building Solutions declined by 17% compared with the prior year, a 20% decrease on an organic* basis, primarily driven by a slowdown in residential construction activity. Consequently, Adjusted EBITDA margin decreased by 170bps compared with the prior year.14

2022

		Analysis of Change
in $ millions	2021	Currency	Acquisitions	Divestitures	Organic	2022	% change
Total revenues	2,782	(284)	+53	–	+311	2,862	+3%
Adjusted EBITDA	315	(17)	+7	–	+31	336	+7%
Adjusted EBITDA margin	11.3%					11.7%
Europe Building Solutions recorded total revenues growth of 3% impacted by unfavorable currency translations. Total revenues growth was 12% ahead of 2021 on an organic* basis, driven by pricing progression in Construction Accessories and Infrastructure Products.
In Building & Infrastructure Solutions, total revenues were 5% ahead of 2021, with total revenues 14% ahead on an organic* basis. Infrastructure Products experienced total revenues growth particularly as a result of increased demand in the telecommunications sector. Demand for Precast products was ahead of 2021 and along with higher pricing resulted in increased total revenues. Proactive pricing actions by our Construction Accessories business also resulted in total revenues ahead of prior year.
In Outdoor Living Solutions, total revenues were 4% behind 2021 primarily due to unfavorable currency movements. On an organic* basis, total revenues were 8% ahead of prior year as a positive start to the year offset a slower second half of 2022 as rising energy costs, general inflation and the war in Ukraine negatively impacted demand.
In 2022, Adjusted EBITDA in Europe Building Solutions was 7% ahead of prior year, 10% ahead on an organic* basis, with increased revenues offsetting the impact of cost increases, primarily in haulage and raw materials. This combined with continued cost control measures and production efficiencies resulted in Adjusted EBITDA growth compared with 2021 with Adjusted EBITDA margin 40bps ahead compared with 2021.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.14
CRH Form 10-K 37

Non-GAAP Reconciliation and Supplementary Information
CRH uses a number of non-GAAP performance measures to monitor financial performance. These measures are referred to throughout the discussion of our reported financial position and operating performance on a continuing operations basis unless otherwise defined and are measures which are regularly reviewed by CRH management. These performance measures may not be uniformly defined by all companies and accordingly may not be directly comparable with similarly titled measures and disclosures by other companies.
Certain information presented is derived from amounts calculated in accordance with U.S. GAAP but is not itself an expressly permitted GAAP measure. The non-GAAP performance measures as summarized below should not be viewed in isolation or as an alternative to the equivalent GAAP measure.

Adjusted EBITDA: Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component. It is quoted by management in conjunction with other GAAP and non-GAAP financial measures to aid investors in their analysis of the performance of the Company. Adjusted EBITDA by segment is monitored by management in order to allocate resources between segments and to assess performance. Adjusted EBITDA margin is calculated by expressing Adjusted EBITDA as a percentage of total revenues.
Reconciliation to its nearest GAAP measure is presented below:

in $ millions	2023	2022	2021
Net income	3,072	3,889	2,686
Income from discontinued operations, net of income tax expense	–	(1,190)	(179)
Loss (income) from equity method investments	17	–	(55)
Income tax expense	925	762	650
Loss (gain) on divestitures (i)	–	99	(78)
Pension income excluding current service cost component (i)	(3)	(30)	(9)
Other interest, net (i)	5	–	(3)
Interest expense	376	344	315
Interest income	(206)	(65)	–
Depreciation, depletion and amortization	1,633	1,552	1,479
Loss on impairments (ii)	357	–	–
Substantial acquisition-related costs (iii)	–	27	–
Adjusted EBITDA	6,176	5,388	4,806

Total revenues	34,949	32,723	29,206
Adjusted EBITDA margin	17.7%	16.5%	16.5%

(i) Loss (gain) on divestitures, pension income excluding current service cost component and other interest, net have been included in Other nonoperating (expense) income, net in the Consolidated Statements of Income.
(ii) For the year ended December 31, 2023, the total impairment loss comprised of $62 million within Americas Materials Solutions and $295 million within Europe Materials Solutions.
(iii) Represents expenses associated with non-routine substantial acquisitions, which are those not bolt-on in nature and are separately reported in Note 4 “Acquisitions” of the audited financial statements. Expenses in 2022 include legal and consulting expenses related to the acquisition of Barrette.

Return on Net Assets (RONA): Return on Net Assets is a key internal pre-tax and pre-impairment (which is non-cash) measure of operating performance throughout the Company and can be used by management and investors to measure the relative use of assets between CRH’s segments. The metric measures management’s ability to generate income from the net assets required to support that business, focusing on both profit maximization and the maintenance of an efficient asset base; it encourages effective fixed asset maintenance programs, good decisions regarding expenditure on property, plant and equipment and the timely disposal of surplus assets. It also supports the effective management of the Company’s working capital base. RONA is calculated by expressing operating income from continuing operations and operating income from discontinued operations excluding loss on impairments (which are non-cash) as a percentage of average net assets. Net assets comprise total assets by segment (including assets held for sale) less total liabilities by segment (excluding finance lease liabilities and including liabilities associated with assets classified as held for sale) as shown below and detailed in Note 3 “Assets held for sale and discontinued operations” in Item 8. “Financial Statements and Supplementary Data” and excludes equity method investments and other financial assets, Net Debt (as defined below) and tax assets and liabilities. The average net assets for the year is the simple average of the opening and closing balance sheet figures.

CRH Form 10-K 38

Reconciliation to its nearest GAAP measure is presented below:

in $ millions		2023	2022	2021
Operating income	A	4,186	3,809	3,327
Operating income from discontinued operations		–	89	239
		4,186	3,898	3,566
Adjusted for loss on impairments (i)		357	–	–
Numerator for RONA computation		4,543	3,898	3,566

Current year
Segment assets (ii)		38,868	38,504	37,951
Segment liabilities (ii)		(10,169)	(8,883)	(9,246)
	B	28,699	29,621	28,705
Finance lease liabilities		117	81	83
		28,816	29,702	28,788
Assets held for sale (iii)		1,268	–	–
Liabilities associated with assets classified as held for sale (iii)		(375)	–	–
		29,709	29,702	28,788

Prior year
Segment assets (ii)		38,504	37,951	36,241
Segment liabilities (ii)		(8,883)	(9,246)	(8,723)
	C	29,621	28,705	27,518
Finance lease liabilities		81	83	73
		29,702	28,788	27,591

Denominator for RONA computation - average net assets		29,706	29,245	28,189

Return on net segment assets (A divided by average of B and C)		14.4%	13.1%	11.8%

RONA		15.3%	13.3%	12.7%

Total assets as reported in the Consolidated Balance Sheets		47,469	45,319	44,737
Total liabilities as reported in the Consolidated Balance Sheets		25,848	22,279	23,155
(i) Operating income is adjusted for loss on impairments. For the year ended December 31, 2023, the total impairment loss comprised of $62 million within Americas Materials Solutions and $295 million within Europe Materials Solutions.

(ii) Segment assets and liabilities as disclosed in Note 20 “Segment Information” in Item 8. “Financial Statements and Supplementary Data”.
(iii) Assets held for sale and liabilities associated with assets classified as held for sale as disclosed in Note 3 “Assets held for sale and discontinued operations” in Item 8. “Financial Statements and Supplementary Data”.

CRH Form 10-K 39

Net Debt: Net Debt is used by management as it gives additional insight into the Company’s current debt position less available cash. Net Debt is provided to enable investors to see the economic effect of gross debt, related hedges and cash and cash equivalents in total. Net Debt comprises short and long-term debt, finance lease liabilities, cash and cash equivalents and current and noncurrent derivative financial instruments (net).
Reconciliation to its nearest GAAP measure is presented below:

in $ millions	2023	2022	2021
Short and long-term debt	(11,642)	(9,636)	(10,487)
Cash and cash equivalents (i)	6,390	5,936	5,783
Finance lease liabilities	(117)	(81)	(83)
Derivative financial instruments (net)	(37)	(86)	122
Net Debt	(5,406)	(3,867)	(4,665)
(i) Includes $49 million cash and cash equivalents reclassified as held for sale.

Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total consideration spent on acquisitions and investments of $0.7 billion in 2023, compared with $3.3 billion in 2022. Acquisitions completed in 2022 and 2023 contributed incremental total revenues of $1.1 billion and Adjusted EBITDA of $0.2 billion in 2023. Cash proceeds from divestitures and disposals of long-lived assets (including deferred divestiture consideration received) amounted to $0.1 billion in 2023, compared with $3.9 billion in 2022. The total revenues impact of divestitures in 2023 was a negative $0.2 billion and the impact at an Adjusted EBITDA level was a negative $12 million.
The U.S. Dollar weakened against most major currencies during 2023 resulting in an overall positive currency exchange impact in 2023.
Because of the impact of acquisitions, divestitures, currency exchange translation and other non-recurring items on reported results each year, CRH uses organic revenue and organic Adjusted EBITDA as additional performance indicators to assess performance of pre-existing (also referred to as underlying, heritage, like-for-like or ongoing) operations each year.
Organic revenue and organic Adjusted EBITDA are arrived at by excluding the incremental revenue and Adjusted EBITDA contributions from current and prior year acquisitions and divestitures, the impact of exchange translation, and the impact of any one-off items. In the Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on pages 34 to 37, changes in organic revenue and organic Adjusted EBITDA are presented as additional measures of revenue and Adjusted EBITDA to provide a greater understanding of the performance of the Company. Organic change % is calculated by expressing the organic movement as a percentage of the prior year (adjusted for currency exchange effects). A reconciliation of the changes in organic revenue and organic Adjusted EBITDA to the changes in total revenues and Adjusted EBITDA by segment, is presented with the discussion within each segment’s performance in tables contained in the segment discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 28.

EPS pre‑impairment: EPS pre‑impairment is a measure of the Company's profitability per share from continuing operations excluding any loss on impairments (which is non-cash) and the related tax impact of such impairments. It is used by management to evaluate the Company's underlying profit performance and its own past performance. EPS information presented on a pre‑impairment basis is useful to investors as it provides an insight into the Company's underlying performance and profitability. EPS pre‑impairment is calculated as income from continuing operations adjusted for (i) net (income) attributable to redeemable noncontrolling interests (ii) net loss (income) attributable to noncontrolling interests (iii) adjustment of redeemable noncontrolling interests to redemption value and excluding any loss on impairments (and the related tax impact of such impairments) divided by the weighted average number of common shares outstanding for the year.
Reconciliation to its nearest GAAP measure is presented below:

in $ millions, except share and per share data	2023	Per Share - basic	2022	Per Share - basic	2021	Per Share - basic
Weighted average common shares outstanding – Basic	723.9		758.3		780.2

Income from continuing operations	3,072	$4.24	2,699	$3.56	2,507	$3.21
Net (income) attributable to redeemable noncontrolling interests	(28)	$(0.04)	(27)	$(0.03)	(22)	$(0.03)
Net loss (income) attributable to noncontrolling interests	134	$0.19	–	–	(34)	$(0.04)
Adjustment of redeemable noncontrolling interests to redemption value	(24)	$(0.03)	40	$0.05	(18)	$(0.02)
Income from continuing operations for EPS	3,154	$4.36	2,712	$3.58	2,433	$3.12
Impairment of property, plant and equipment and intangible assets	224	$0.30	–	–	–	–
Tax related to impairment charges	(9)	$(0.01)	–	–	–	–
Income from continuing operations for EPS – pre-impairment (i)	3,369	$4.65	2,712	$3.58	2,433	$3.12
(i) Reflective of CRH’s share of impairment of property, plant and equipment and intangible assets ($224 million) and related tax effect.

CRH Form 10-K 40

Liquidity and Capital Resources15
The Company’s primary source of incremental liquidity is cash flows from operating activities, which combined with the year-end cash and cash equivalents balance, the U.S. Dollar and Euro Commercial Paper Programs, and committed credit lines, is expected to be sufficient to meet the Company’s working capital needs, capital expenditures, dividends, share repurchases, upcoming debt maturities, and other liquidity requirements associated with our operations for the foreseeable future. In addition, the Company believes that it will have sufficient ability to fund additional acquisitions via cash flows from internally available cash, cash flows from operating activities and, subject to market conditions, via obtaining additional borrowings and/or issuing additional debt or equity securities.
Total short and long-term debt was $11.6 billion at December 31, 2023 compared with $9.6 billion in 2022. In April 2023, €750 million of euro-denominated notes were repaid. Subsequently, €2 billion in new euro-denominated notes were issued in July 2023, followed by a further repayment of €500 million euro-denominated notes in November 2023. For additional information on new fixed rate debt issuance, see Note 11 “Debt” in Item 8. “Financial Statements and Supplementary Data”. Year-end Net Debt* at December 31, 2023 was $5.4 billion, compared with $3.9 billion in 2022. The increase in year-end Net Debt* between 2023 and 2022 reflects inflows from operations more than offset by outflows from the purchase of property, plant and equipment, acquisitions of subsidiaries and cash returns to shareholders through share buybacks and dividends.
CRH continued its ongoing share buyback program in 2023 repurchasing 54.9 million ordinary shares for a total consideration of $3.0 billion, and in 2022 29.8 million ordinary shares were repurchased for total consideration of $1.2 billion. The Company also made cash dividend payments of $0.9 billion in both 2023 and 2022.
Cash Flows
At December 31, 2023, CRH had cash and cash equivalents of $6.4 billion compared with $5.9 billion in 2022 and $5.8 billion in 2021.
At December 31, 2023, CRH had outstanding total short and long-term debt of $11.6 billion compared with $9.6 billion in 2022 and $10.5 billion in 2021. Total lease liabilities were $1.5 billion compared with $1.3 billion in 2022 and $1.7 billion in 2021.
At December 31, 2023, CRH had $3.9 billion of undrawn committed facilities which are available until 2028. At December 31, 2023, CRH had sufficient cash balances to meet all maturing debt obligations for the next 4.7 years and the weighted average maturity of the remaining term debt was 12.1 years.
Cash flows from operating activities

	For the years ended December 31
in $ millions	2023	2022	2021
Net cash provided by operating activities	5,017	3,800	3,979
2023 versus 2022
Net cash provided by operating activities was $5.0 billion in 2023 and $3.8 billion in 2022. Net cash provided by operating activities in 2023 was primarily from net income of $3.1 billion, adjusted for depreciation, depletion, and amortization of $1.6 billion and loss on impairments of $0.4 billion. The primary drivers of the $1.2 billion increase in net cash provided by operating activities in 2023 compared with 2022 were lower non-cash adjustments and positive working capital movements.
2022 versus 2021
Net cash provided by operating activities was $3.8 billion in 2022 and $4.0 billion in 2021. Net cash provided by operating activities in 2022 was primarily from net income of $3.9 billion, adjusted for $1.6 billion of depreciation, depletion, and amortization, and offset by the gains on divestitures from discontinued operations, businesses and long-lived assets of $1.4 billion related to the divestiture of the Building Envelope business. The primary drivers of the decrease in net cash provided by operating activities in 2022 compared with 2021 of $0.2 billion were changes to net income, non-cash adjustments, movements in working capital balances and higher tax outflows relating to the divestiture of the Building Envelope business.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40. 15
CRH Form 10-K 41

Cash flows from investing activities

	For the years ended December 31
in $ millions	2023	2022	2021
Net cash used in investing activities	(2,391)	(917)	(2,513)
2023 versus 2022
Net cash used in investing activities increased to $2.4 billion in 2023 from $0.9 billion in 2022, an increase of $1.5 billion. This increase was primarily driven by a reduction in proceeds from divestitures and increased capital expenditure. In 2022, net cash provided by acquisition and divestiture activity was $0.6 billion as divestiture proceeds more than offset acquisition spend. In 2023, net cash used on acquisitions and divestitures was $0.5 billion as acquisition spend exceeded proceeds from divestitures and disposals of long-lived assets. Net cash used in investing activities also increased as a result of purchases of property, plant and equipment increasing to $1.8 billion in 2023, an increase of $0.3 billion compared with 2022.
2022 versus 2021
Net cash used in investing activities decreased from $2.5 billion in 2021 to $0.9 billion in 2022 primarily driven by changes in acquisition and divestiture activity in 2022 compared with 2021. Cash outflows associated with acquisitions (net of cash acquired) increased from $1.5 billion in 2021 to $3.3 billion in 2022, an increase of $1.8 billion. In 2022, CRH invested $3.3 billion on acquisitions, with the largest acquisition being the acquisition of Barrette for $1.9 billion. In 2021, CRH invested $1.5 billion on acquisitions, the largest of which was the acquisition of Angel Brother Enterprises. Proceeds from divestitures and disposals of long-lived assets (including deferred divestiture consideration received) increased by $3.4 billion, from $0.5 billion in 2021 to $3.9 billion in 2022. The largest divestiture in 2022 was the Building Envelope business for cash proceeds of $3.5 billion. In 2021, divestiture proceeds were $0.5 billion (including deferred divestiture consideration received). CRH’s investment in development and replacement capital expenditure in 2022 amounted to $1.5 billion, a decrease of 2% from 2021.

Cash flows from financing activities

	For the years ended December 31
in $ millions	2023	2022	2021
Net cash used in financing activities	(2,380)	(2,499)	(3,107)

2023 versus 2022
The $0.1 billion decrease in cash used in financing activities between 2023 and 2022 was driven by a number of factors. Payments on debt increased to $1.5 billion from $0.4 billion in 2022. CRH repaid a €750 million euro-denominated bond on maturity in April 2023 and a €500 million euro-denominated bond on maturity in November 2023. Offsetting these increases in cash outflows was an increase in proceeds from debt issuances when CRH issued €2 billion of euro-denominated bonds in July 2023 as well as net issuance of $1.0 billion under the Company’s U.S. Dollar Commercial Paper Program. Cash outflows related to repurchases of common stock increased to $3.1 billion compared with $1.2 billion in 2022. Dividends paid in 2023 amounted to $0.9 billion, an increase of 3% compared with 2022.
2022 versus 2021
The $0.6 billion decrease in cash used in financing activities between 2022 and 2021 was primarily driven by a decrease in expenditure on payments on debt to $0.4 billion in 2022 from $1.2 billion in 2021. In 2022 CRH repaid a CHF330 million Swiss Franc-denominated bond on maturity whereas in 2021 CRH repaid a $400 million U.S. Dollar-denominated bond on maturity in January 2021 and repaid a €600 million euro-denominated bond in April 2021 (the latter after exercising a three-month par-call option). Cash outflows relating to repurchases of common stock increased by $0.3 billion to $1.2 billion, compared with $0.9 billion in 2021. Dividends paid in 2022 amounted to $0.9 billion, an increase of 1% compared with 2021.
Debt Facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (available in the Investors section - www.crh.com).
At December 31, 2023, maturities for the next four quarters and for the next five years are as follows:
2024 Debt Maturities

First Quarter	$1.5 billion
Second Quarter	$0.3 billion
Third Quarter	–
Fourth Quarter	–

2024-2028 Debt Maturities

2024	$1.8 billion
2025	$1.2 billion
2026	$0.8 billion
2027	$1.4 billion
2028	$1.6 billion
CRH Form 10-K 42

Unsecured Senior Notes
The main sources of Company debt funding are public bond markets in North America and Europe. See Note 11 “Debt” in Item 8. “Financial Statements and Supplementary Data” for further details regarding our debt obligations.
In July 2023, CRH accessed the euro debt capital markets and raised €2.0 billion in funding across 3 tranches in 4-year, 8-year, and 12-year tenors at a weighted average coupon of 4.13% and weighted average tenor of 8.5 years.
A €750 million euro-denominated bond was repaid in April 2023 and a €500 million euro-denominated bond was repaid in November 2023, both from existing cash resources.
Revolving Credit Facilities
The Company manages its borrowing ability by entering into committed borrowing agreements. Revolving committed bank facilities are generally available to the Company for periods of up to five years from the date of inception. The Company’s multi-currency revolving credit facility (the “RCF”), dated May 2023, is made available from a syndicate of Lenders, consisting of a €3.5 billion unsecured, revolving loan facility, which terminates in 2028.
Drawings on the Company's RCF are based upon EURIBOR for euro drawings, the Secured Overnight Financing Rate (SOFR) for U.S. Dollar drawings, Sterling Overnight Index Average (SONIA) for Pound Sterling drawings and the Swiss Average Rate Overnight (SARON) for Swiss Franc drawings, respectively. At December 31, 2023 and December 31, 2022 the RCF was undrawn.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $11.3 billion in respect of loans and borrowings, bank advances and derivative obligations, compared with $9.3 billion in 2022, and $0.4 billion in respect of letters of credit due within one year in both 2023 and 2022.
Commercial Paper Programs
The Company has a $2.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. Commercial paper borrowings bear interest at rates determined at the time of borrowing. There was $1.0 billion of outstanding issued notes at December 31, 2023. The purpose of these programs is to provide short-term liquidity as required.
Off-Balance Sheet Arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
Debt Ratings
Our debt ratings and outlooks at December 31, 2023 are as follows:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable
Contractual Obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations, deferred and contingent acquisition consideration and pension scheme contribution commitments at December 31, 2023 is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	11,729	1,876	2,089	3,007	4,757
Lease liabilities (ii)	1,901	292	451	291	867
Estimated interest payments on contractually committed debt (iii)	3,202	368	631	478	1,725
Deferred and contingent acquisition consideration	33	25	5	1	2
Purchase obligations (iv)	2,103	1,216	435	201	251
Retirement benefit obligation commitments (v)	21	3	6	5	7
Total (vi)	18,989	3,780	3,617	3,983	7,609

(i)     Of the $11.7 billion total gross debt, $0.1 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
(ii)     Lease liabilities are presented on an undiscounted basis as detailed in Note 12 “Leases” in Item 8. “Financial Statements and Supplementary Data.
(iii)     These interest payments have been estimated on the basis of the following assumptions: (a) no change in variable interest rates; (b) no change in exchange rates; (c) that all debt is repaid as if it falls due from future cash generation; and (d) that none is refinanced by future debt issuance.
(iv)     Purchase obligations include contracted-for capital expenditure. These expenditures for replacement and new projects are in the ordinary course of business and will be financed from internal resources.
(v)     These retirement benefit commitments comprise the contracted payments related to our pension schemes in the United Kingdom.
(vi)     Over the long term, CRH believes that our available cash and cash equivalents, cash from operating activities, along with the access to borrowing facilities will be sufficient to fund our long-term contractual obligations, maturing debt obligations and capital expenditures.
CRH Form 10-K 43

Critical Accounting Estimates
Impairment of goodwill 16
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2023, goodwill represents 19% of total assets), and the evaluation involves the use of significant estimates, key assumptions and judgment.
Goodwill is tested for impairment at the reporting unit level, one level below our reportable segments. The Company has the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a quantitative test. We elected to perform the quantitative impairment test for all years presented. If the fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. However, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized by writing down the assets to their fair value.
We determine the carrying value of each reporting unit by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We estimate the fair values using a discounted cash flow model which requires management to make significant judgments and estimates regarding the future cash flows expected to be generated by reporting units to which goodwill has been allocated. The cashflow forecasts are primarily based on a five-year strategic plan document formally approved by the Board of Directors. In assessing the fair value, cash flow forecasts are extrapolated using long-term growth rates to determine the basis for an annuity-based terminal value. These net cash flow forecasts reflect volume, price and cost (including the cost of carbon where applicable) assumptions in addition to other cash flow movements. Adjusted EBITDA margin* is deemed an appropriate measure for assessing the estimation uncertainty associated with price and cost assumptions. Future cash flows, including the terminal value, are discounted to their present value using a discount rate that reflects current market assessments of the time value of money and the risks specific to the asset for which the future cash flow estimates have not been adjusted. The estimates of future cash flows exclude cash inflows or outflows attributable to financing activities and income tax. Management periodically evaluates and updates the estimates based on the conditions which influence these variables.
As in prior years, the terminal value is based on a 20-year annuity, with the exception of certain long-lived cement assets, where an assumption of a 30-year annuity has been used. Projected cash flows beyond the initial evaluation period have been extrapolated using real growth rates ranging from 1.4% in the Americas, 0.7% to 2.2% in Europe and 3.0% in Asia. Such real growth rates do not exceed the long-term average growth rates for the countries in which each reporting unit operates. The fair value represents the present value of the future cash flows, including the terminal value, discounted at a rate appropriate to each reporting unit.
We also considered the potential impact of a scenario of estimated higher carbon costs past the strategic plan period across our material reporting units subject to the European Union Emissions Trading Scheme. These reporting units have high levels of headroom to absorb the estimated higher carbon costs which may not be recovered through pricing.
The assumptions and conditions for determining impairments of goodwill reflect management’s best assumptions and estimates, but these items involve inherent uncertainties described above, many of which are not under management’s control. As a result, the accounting for such items as a change to a reporting unit’s prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside our control, or underperformance relative to historical or forecast projections, could result in a different estimate of the fair value of our reporting unit resulting in an impairment charge in the future.
The results of our annual impairment test for 2023 indicated that for our Philippines reporting unit, the fair value did not exceed carrying value, driven by challenging cement market conditions which had an impact on growth prospects and as such an impairment charge of $295 million has been recorded. A sensitivity analysis, which represents management’s assessment of the economic environment in which this reporting unit operates has been prepared. Based on a 0.5% decrease in Adjusted EBITDA margin* and a decrease of 0.5% in the assumed long-term growth rate an additional impairment charge of $41 million and $54 million, respectively, would arise. An increase of 0.5% in the discount rate would result in an additional impairment charge of $66 million.
Further, an impairment charge of $32 million has been recorded across certain reporting units within our Americas Materials Solutions segment primarily relating to assets held for sale. For all other reporting units with goodwill, their fair values exceeded their carrying values by a range of 40% to more than 100%.
Pension and other postretirement benefits
Costs arising in respect of the Company’s defined contribution pension schemes are charged to the Consolidated Statements of Income in the period in which they are incurred. The Company has no legal or constructive obligation to pay further contributions in the event that the fund does not hold sufficient assets to meet its benefit commitments.
The liabilities and costs associated with the Company’s defined benefit pension schemes (both funded and unfunded) are assessed on the basis of the projected unit credit method by professionally qualified actuaries and are arrived at using actuarial assumptions based on market expectations at the balance sheet date.

	(Favorable) Unfavorable
	0.25 Percentage Point Increase		0.25 Percentage Point Decrease
in $ millions	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual benefit Cost	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual Benefit Cost
Actuarial Assumptions
Discount Rates
Pension	(100.1)	(2.2)	106.5	3.8
Other postretirement benefits	(3.2)	(0.3)	3.4	0.3
Expected return on plan assets	–	(7.3)	–	7.3
* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40. 16
CRH Form 10-K 44

The assumptions underlying the actuarial valuation of the projected benefit obligation (including discount rates, rates of increase in future compensation levels, mortality rates and healthcare cost trends), from which the amounts recognized in the Consolidated Financial Statements are determined, are updated annually based on current economic conditions and for any relevant changes to the terms and conditions of the pension and postretirement plans. These assumptions can be affected by (i) for the discount rates, changes in the rates of return on high-quality corporate bonds (ii) for future compensation levels, future labor market conditions and (iii) for healthcare cost trend rates, the rate of medical cost inflation in the relevant regions.
The assumption underlying the performance of plan assets (expected return on plan assets) is a long-term assumption which is reviewed annually and is used to estimate future asset returns. Once set, the expected return on plan assets assumption is used to determine the Company’s net periodic pension (income)/cost.
The assumptions that are the most significant to the measurement of retirement benefit obligations are the discount rates. The discount rates employed in determining the present value of the schemes’ liabilities are determined by reference to market yields at the balance sheet date on high-quality corporate bonds of a currency and term consistent with the currency and term of the associated postretirement benefit obligations.
While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the obligations and expenses recognized in future accounting periods. The assets and liabilities of defined benefit pension schemes may exhibit significant period-on-period volatility attributable primarily to changes in bond yields and longevity. In addition to future service contributions, significant cash contributions may be required to remediate past service deficits.
For additional information about pension and other postretirement benefits, see Note 21 “Pension and other postretirement benefits” in Item 8. “Financial Statements and Supplementary Data.”
Accounting Developments And Changes
Refer to Note 1 “Summary of significant accounting policies” in Item 8. “Financial Statements and Supplementary Data” for a discussion of new accounting developments.
Supplemental Guarantor Information
Guarantor Financial Information
As of December 31, 2023, CRH plc (the ‘Guarantor’) has fully and unconditionally guaranteed registered debt securities issued by CRH America, Inc. (the ‘Issuer’), comprising a U.S. $300 million 6.40% Notes due 2033 – listed on NYSE (i) (the ‘Notes’).
(i) Originally issued as a U.S. $300 million bond in September 2003. Subsequently in August 2009 and December 2010, $87 million of the issued Notes were acquired by CRH plc as part of liability management exercises. On December 29, 2023, the Notes were delisted from Euronext Dublin and relisted on NYSE under the symbol CRH/33A.
CRH America, Inc. is 100% owned by the Company (CRH plc). The Notes are fully and unconditionally guaranteed by CRH plc as defined in the indentures governing the Notes.
The Notes are unsecured and rank equally with all other present and future unsecured and unsubordinated obligations of CRH America, Inc and CRH plc, subject to exceptions for obligations required by law. The guarantee is a full, irrevocable and unconditional guarantee of the principal, interest, premium, if any, and any other amounts payable in respect of the Notes given by CRH plc.
Basis Of Presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of December 31, 2023 and the Income Statement for the year ended December 31, 2023 of CRH America, Inc. and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information overleaf. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
CRH Form 10-K 45

The summarized Income Statement information for the year ended December 31, 2023 is as follows:

in $ millions	For the year ended December 31, 2023
Income from continuing operations before income tax expense and income from equity method investments (i)	4,016
- of which relates to transactions with non-obligor subsidiaries	4,044
Net income for the financial year – all of which is attributable to equity holders of the Company	4,014
- of which relates to transactions with non-obligor subsidiaries	4,044

(i) Revenue and Gross Profit for the Obligor Group for the year ended December 31, 2023 amounted to $nil.
The summarized Balance Sheet information as of December 31, 2023 is as follows:
As of December 31, 2023
Current assets	1,314
Current assets – of which is due from non-obligor subsidiaries	332
Noncurrent assets	3,655
Noncurrent assets – of which is due from non-obligor subsidiaries	3,655
Current liabilities	1,728
Current liabilities – of which is due to non-obligor subsidiaries	1,706
Noncurrent liabilities	2,006
Noncurrent liabilities – of which is due to non-obligor subsidiaries	–
CRH Form 10-K 46

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CRH is exposed to market risks relating to fluctuations in foreign exchange risks, interest rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. Financial risk management at the Company seeks to minimize the negative impact of foreign exchange, interest rate and commodity price fluctuations on the Company’s earnings, cash flows and equity. Management provides oversight for risk management and derivative activities, determines certain of the Company’s financial risk policies and objectives, and provides guidelines for derivative instrument utilization.
To manage these risks, CRH uses various derivative financial instruments, including interest rate swaps, foreign exchange forwards and swaps, and commodity contracts. CRH only uses commonly traded and non-leveraged instruments. These contracts are entered into primarily with major banking institutions and utility companies, while CRH actively monitors its exposure to counterparty risk through the use of counterparty approvals and credit limits, thereby minimizing the risk of counterparty loss.
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2023.
Interest Rate Risk
CRH may be impacted by interest rate volatility with respect to existing debt and future debt issuances as well as cash balances. For fixed rate debt instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt instruments, interest rate changes generally do not affect the fair market value of the instrument but impact future earnings and cash flows, assuming that other factors are held constant. Cash balances are held on short-term deposits and changing interest rates will impact deposit interest income earned. The Company uses interest rate swaps to convert a portion of its fixed rate debt to floating rate and these may be designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and benchmark floating interest rates calculated by reference to an agreed-upon notional principal amount.
At December 31, 2023, the Company had fixed rate debt of $9.1 billion and floating rate debt of $2.7 billion, representing 77% and 23%, respectively, of total debt, including overdrafts, finance leases and the impact of derivatives. At December 31, 2022, the Company had fixed rate debt of $7.7 billion and floating rate debt of $2.1 billion, representing 79% and 21%, respectively, of total debt, including overdrafts, finance leases and the impact of derivatives. The Company’s interest rate swaps at December 31, 2023 was $1.4 billion, compared to $1.8 billion as of December 31, 2022. Cash and cash equivalents at December 31, 2023 were $6.4 billion, compared to $5.9 billion at December 31, 2022, which was all held on short-term deposits and investments.
Sensitivity to interest rate moves
At December 31, 2023, the before-tax earnings and cash flows impact of a 100 bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $37 million favorable ($38 million favorable in 2022).
Foreign Exchange Rates Risk17
CRH’s exchange rate exposures result primarily from its investments and ongoing operations in countries outside of the United States and other business transactions such as the procurement of products and equipment from foreign sources. Fluctuations in foreign currency exchange rates may affect (i) the carrying value of the Company’s net investment in foreign subsidiaries; (ii) the translation of foreign currency earnings and (iii) the cash flows related to foreign currency denominated transactions.
Where economically feasible, the Company maintains Net Debt* in the same relative ratio as capital employed to act as an economic hedge of the underlying currency assets. Where it is not feasible to do so, the Company may enter into foreign exchange forward contracts to hedge a portion of the net investment against the effect of exchange rate fluctuations. These transactions are designated as net investment hedges.
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $1.6 billion at December 31, 2023, compared to $1.5 billion at December 31, 2022.
Holding all other variables constant, if there were a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding at December 31, 2023 would increase by approximately $2 million (at December 31, 2022 would increase by approximately $6 million), which would be largely offset by a loss on the foreign currency fluctuation of the underlying exposure being hedged.
Commodity Price Risk
Some of the Company’s products contain significant amounts of commodity-priced materials, predominantly fuel oil, carbon credits, coal and electricity, which are subject to price changes based upon fluctuations in the commodities market. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. When feasible, the Company manages commodity price risks through negotiated supply contracts and forward contracts to manage operating costs. The Company monitors commodity trends and where possible has alternative sourcing plans in place to mitigate the risk of supplier concentration and passing commodity-related inflation to customers or suppliers.
Where appropriate, the Company also has a number of derivative hedging programs in place to hedge commodity risks, with the aim of the programs being to neutralize variability in the Consolidated Statements of Income arising from changes in associated commodity indices. The timeframe for such programs can be up to four years.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40.17
CRH Form 10-K 47

Item 8. Financial Statements and Supplementary Data
Independent Auditor’s Report
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of CRH public limited company (CRH plc)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CRH plc and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Reporting Framework
As discussed in Note 1 to the financial statements, the Company has changed its reporting framework from International Financial Reporting Standards as issued by the International Accounting Standards Board to accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
CRH Form 10-K 48

Goodwill - Philippines reporting unit - Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
The Company recorded an impairment charge of $0.3 billion in the Philippines reporting unit (RU) during the year ended December 31, 2023 (2022: $nil).
The Company’s evaluation of the carrying value of goodwill for impairment involves the comparison of the fair value of each RU to its carrying value. The Company used a discounted cash flow model to estimate the fair value, which requires management to make significant estimates and assumptions relating to discount rates, short-term forecasts of sales growth, Adjusted EBITDA margin projections, and long-term growth rates (key assumptions). Changes in these key assumptions could have a significant impact on the fair value, the amount of any goodwill impairment charge, or both.
We determined that the assessment of the fair value of the Philippines RU was a critical audit matter because of the significant judgments and assumptions made by management to estimate the fair value of the RU given the fair value does not exceed the carrying value by a significant amount. Performing audit procedures to evaluate the reasonableness of management’s key assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the discount rate, short-term forecasts of sales growth, Adjusted EBITDA margin projections, and long-term growth rate of the Philippines RU, used by management to estimate the fair value of the RU, and included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Philippines RU, such as controls related to management’s selection of discount rates, short-term forecasts of sales growth, Adjusted EBITDA margin projections, and long-term growth rates;
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rate for the Philippines RU by:
–assessing the valuation methodology compared to generally accepted valuation practices and accounting standards; and
–developing a range of independent estimates and comparing those to the discount rate selected by management
•We agreed the underlying cash flow forecasts to the Board approved projections and we evaluated management's ability to accurately forecast future sales growth and Adjusted EBITDA margin projections by:
–performing a look-back analysis and comparing actual results to management's historical forecasts;
–assessing the reasonableness of the impact of macroeconomic activity on short-term cash flows;
–comparing management’s forecasts against independent third-party economic and industry projections; and
–comparing internal Company communications to management and the Board against the cash flow forecasts to evaluate for consistency
•We compared the actual results for the year ended December 31, 2023, to management’s forecasts at the date of the annual impairment test to determine if any additional indicators of impairment existed;
•We evaluated the potential impact of climate change, and in particular the Company’s 2030 CO₂ emissions reduction target, on the Adjusted EBITDA margin; and
•We evaluated the disclosures related to goodwill and assessed the assumptions used in the impairment assessment for consistency with the impairment models and other information presented in the Annual Report on Form 10-K.

CRH Form 10-K 49

Service revenues - Revenue recognition for certain long-term contracts - Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company recognizes long-term contract revenue over the contract term as the work progresses because transfer of control and the fulfilment of performance obligations to the customer is continuous. Revenue derived from long-term contracts, measured on a percentage of completion basis and in-progress at the balance sheet date involves judgment, particularly as it relates to the process of estimating total forecasted costs of the contracts.
We identified revenue recognition for long-term contracts, measured on a percentage of completion basis and in-progress at the balance sheet date (certain long-term contracts) as a critical audit matter because of the judgments made by management in estimating total forecasted costs of the contracts. This required extensive audit effort due to the complexity of certain long-term contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates and evaluating the results of those procedures.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to management’s recognition of revenue for certain long-term contracts at the balance sheet date included the following, among others:
•We tested the effectiveness of controls over long-term contract revenue, including management’s controls over the estimates of total forecasted costs.
•We selected a sample of long-term contracts and:
–assessed whether the contracts were properly included in management's calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation;
–tested the accuracy and completeness of the costs incurred to date for the performance obligation to supporting documentation;
–evaluated management's ability to estimate total costs accurately by:
◦comparing costs incurred to date to the costs management estimated at either the inception of the contract or the start of the reporting period, to be incurred to date;
◦evaluating management’s ability to accurately estimate the total cost by performing corroborating inquiries with the Company’s project managers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts; and
◦comparing management’s estimates for the selected contracts to costs of similar performance obligations, when applicable.
–tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

/s/ Deloitte Ireland LLP
Dublin, Ireland
February 29, 2024

We have served as the Company’s auditor since 2020.
CRH Form 10-K 50

Consolidated Statements of Income
(in $ millions, except share and per share data)

For the years ended December 31	2023	2022	2021
Product revenues	26,156	24,519	22,187
Service revenues	8,793	8,204	7,019
Total revenues	34,949	32,723	29,206
Cost of product revenues	(14,741)	(14,123)	(12,817)
Cost of service revenues	(8,245)	(7,785)	(6,562)
Total cost of revenues	(22,986)	(21,908)	(19,379)
Gross profit	11,963	10,815	9,827
Selling, general and administrative expenses	(7,486)	(7,056)	(6,538)
Gain on disposal of long-lived assets	66	50	38
Loss on impairments	(357)	–	–
Operating income	4,186	3,809	3,327
Interest income	206	65	–
Interest expense	(376)	(344)	(315)
Other nonoperating (expense) income, net	(2)	(69)	90
Income from continuing operations before income tax expense and income from equity method investments	4,014	3,461	3,102
Income tax expense	(925)	(762)	(650)
(Loss) income from equity method investments	(17)	–	55
Income from continuing operations	3,072	2,699	2,507
Income from discontinued operations, net of income tax expense	–	1,190	179
Net income	3,072	3,889	2,686

Net (income) attributable to redeemable noncontrolling interests	(28)	(27)	(22)
Net loss (income) attributable to noncontrolling interests	134	–	(34)
Net income attributable to CRH plc	3,178	3,862	2,630

Basic earnings per share attributable to CRH plc
Continuing operations	$4.36	$3.58	$3.12
Discontinued operations	–	$1.57	$0.23
Net income	$4.36	$5.15	$3.35

Diluted earnings per share attributable to CRH plc
Continuing operations	$4.33	$3.55	$3.09
Discontinued operations	-	$1.56	$0.23
Net income	$4.33	$5.11	$3.32

Weighted average common shares outstanding
Basic	723.9	758.3	780.2
Diluted	729.2	764.1	786.8

The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH Form 10-K 51

Consolidated Statements of Comprehensive Income
(in $ millions)

For the years ended December 31	2023	2022	2021
Net income	3,072	3,889	2,686
Other comprehensive income (loss), net of tax:
Currency translation adjustment	310	(665)	(367)
Net change in fair value of effective portion of cash flow hedges, net of tax of $1 million, $6 million, and $(6) million in 2023, 2022, and 2021, respectively	(28)	(37)	19
Actuarial (losses) gains and prior service (costs) credits for pension and other postretirement plans, net of tax of $17 million, $(66) million, and $(41) million in 2023, 2022, and 2021, respectively	(108)	294	232
Other comprehensive income (loss)	174	(408)	(116)
Comprehensive income	3,246	3,481	2,570
Comprehensive (income) attributable to redeemable noncontrolling interests	(28)	(27)	(22)
Comprehensive loss attributable to noncontrolling interests	131	46	1
Comprehensive income attributable to CRH plc	3,349	3,500	2,549

The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH Form 10-K 52

Consolidated Balance Sheets
(in $ millions, except share data)

At December 31	2023	2022
Assets
Current assets:
Cash and cash equivalents	6,341	5,936
Accounts receivable, net	4,507	4,300
Inventories	4,291	4,194
Assets held for sale	1,268	–
Other current assets	478	403
Total current assets	16,885	14,833
Property, plant and equipment, net	17,841	17,768
Equity method investments	620	649
Goodwill	9,158	9,199
Intangible assets, net	1,041	1,088
Operating lease right-of-use assets, net	1,292	1,175
Other noncurrent assets	632	607
Total assets	47,469	45,319
Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	3,149	2,930
Accrued expenses	2,296	2,132
Current portion of long-term debt	1,866	1,491
Operating lease liabilities	255	238
Liabilities held for sale	375	–
Other current liabilities	2,072	1,250
Total current liabilities	10,013	8,041
Long-term debt	9,776	8,145
Deferred income tax liabilities	2,738	2,885
Noncurrent operating lease liabilities	1,125	1,000
Other noncurrent liabilities	2,196	2,208
Total liabilities	25,848	22,279
Commitments and contingencies (Note 24)
Redeemable noncontrolling interests	333	308
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of December 31, 2023 and December 31, 2022	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 734,519,598 and 752,140,338 shares issued and outstanding, as of December 31, 2023 and December 31, 2022, respectively	296	302
Treasury stock, at cost (42,419,281 and 7,712,885 shares as of December 31, 2023 and December 31, 2022, respectively)	(2,199)	(297)
Additional paid-in capital	454	443
Accumulated other comprehensive loss	(616)	(787)
Retained earnings	22,918	22,495
Total shareholders’ equity attributable to CRH plc shareholders	20,854	22,157
Noncontrolling interests	434	575
Total equity	21,288	22,732
Total liabilities, redeemable noncontrolling interests and equity	47,469	45,319

The accompanying notes form an integral part of the Consolidated Financial Statements.
CRH Form 10-K 53

Consolidated Statements of Cash Flows
(in $ millions)

For the years ended December 31	2023	2022	2021
Cash Flows from Operating Activities:
Net income	3,072	3,889	2,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,633	1,577	1,551
Loss on impairments	357	–	–
Share-based compensation	123	101	110
Gains on disposals from discontinued operations, businesses and long-lived assets, net	(66)	(1,422)	(119)
Deferred tax (benefit) expense	(64)	(63)	99
Loss (income) from equity method investments	17	–	(55)
Pension and other postretirement benefits net periodic benefit cost	31	30	61
Non-cash operating lease costs	293	273	318
Other items, net	68	45	11
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(164)	(226)	(404)
Inventories	(60)	(655)	(439)
Accounts payable	144	403	539
Operating lease liabilities	(276)	(269)	(299)
Other assets	25	(45)	(124)
Other liabilities	(72)	205	95
Pension and other postretirement benefits contributions	(44)	(43)	(51)
Net cash provided by operating activities	5,017	3,800	3,979

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,817)	(1,523)	(1,554)
Acquisitions, net of cash acquired	(640)	(3,253)	(1,494)
Proceeds from divestitures and disposals of long-lived assets	104	3,827	387
Dividends received from equity method investments	44	36	32
Settlements of derivatives	(1)	(11)	–
Deferred divestiture consideration received	6	52	120
Other investing activities, net	(87)	(45)	(4)
Net cash used in investing activities	(2,391)	(917)	(2,513)

The accompanying notes form an integral part of the Consolidated Financial Statements.
CRH Form 10-K 54

Consolidated Statements of Cash Flows
(in $ millions)

For the years ended December 31	2023	2022	2021
Cash Flows from Financing Activities:
Proceeds from debt issuances	3,163	38	–
Payments on debt	(1,462)	(364)	(1,183)
Settlements of derivatives	7	(11)	(37)
Payments of finance lease obligations	(26)	(28)	(29)
Deferred and contingent acquisition consideration paid	(22)	(24)	(29)
Dividends paid	(940)	(917)	(906)
Distributions to noncontrolling and redeemable noncontrolling interests	(35)	(23)	(40)
Transactions involving noncontrolling interests	(2)	(3)	–
Repurchases of common stock	(3,067)	(1,178)	(896)
Proceeds from exercise of stock options	4	11	13
Net cash used in financing activities	(2,380)	(2,499)	(3,107)

Effect of exchange rate changes on cash and cash equivalents	208	(231)	(297)
Increase/(decrease) in cash and cash equivalents	454	153	(1,938)
Cash and cash equivalents at the beginning of year	5,936	5,783	7,721
Cash and cash equivalents at the end of year	6,390	5,936	5,783

Supplemental cash flow information:
Cash paid for interest (including finance leases)	418	329	340
Cash paid for income taxes	959	1,043	642

Reconciliation of cash and cash equivalents
Cash and cash equivalents presented in the Consolidated Balance Sheets	6,341	5,936	5,783
Cash and cash equivalents included in assets held for sale	49	–	–
Total cash and cash equivalents presented on the Consolidated Statements of Cash Flows	6,390	5,936	5,783

The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH Form 10-K 55

Consolidated Statements of Changes in Equity
(in $ millions, except shares)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	0.9	$1	1,590.2	$333	(10.3)	($386)	$7,937	($344)	$12,224	$19,765	$647	$20,412
Net income	–	–	–	–	–	–	–	–	2,630	2,630	34	2,664
Other comprehensive loss	–	–	–	–	–	–	–	(81)	–	(81)	(35)	(116)
Share-based compensation	–	–	–	–	–	–	110	–	–	110	–	110
Repurchases of common stock	–	–	–	–	(18.2)	(896)	–	–	–	(896)	–	(896)
Retirement of treasury stock	–	–	(21.0)	(8)	21.0	951	–	–	(943)	–	–	–
Retirement of income stock	–	–	(795.1)	(16)	–	–	16	–	–	–	–	–
Reduction in additional paid-in capital	–	–	–	-	–	–	(7,493)	–	7,493	–	–	–
Shares issued under employee share plans	–	–	–	-	3.8	136	(112)	–	(11)	13	–	13
Dividends declared on common stock	–	–	–	-	–	–	–	–	(909)	(909)	–	(909)
Distributions to noncontrolling interests	–	–	–	-	–	–	–	–	–	–	(14)	(14)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	-	–	–	–	–	(18)	(18)	–	(18)
Balance at December 31, 2021	0.9	$1	774.1	$309	(3.7)	($195)	$458	($425)	$20,466	$20,614	$632	$21,246

For the year ended December 31, 2021, dividends declared on common stock were $1.21 per common share.

The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH Form 10-K 56

Consolidated Statements of Changes in Equity
(in $ millions, except shares)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	0.9	$1	774.1	$309	(3.7)	($195)	$458	($425)	$20,466	$20,614	$632	$21,246
Net income	–	–	–	–	–	–	–	–	3,862	3,862	–	3,862
Other comprehensive loss	–	–	–	–	–	–	–	(362)	–	(362)	(46)	(408)
Share-based compensation	–	–	–	–	–	–	101	–	–	101	–	101
Repurchases of common stock	–	–	–	–	(30.0)	(1,178)	–	–	–	(1,178)	–	(1,178)
Retirement of treasury stock	–	–	(22.0)	(7)	22.0	879	–	–	(872)	–	–	–
Shares issued under employee share plans	–	–	–	–	4.0	197	(116)	–	(70)	11	–	11
Dividends declared on common stock	–	–	–	–	–	–	–	–	(931)	(931)	–	(931)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(8)	(8)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(3)	(3)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	40	40	–	40
Balance at December 31, 2022	0.9	$1	752.1	$302	(7.7)	($297)	$443	($787)	$22,495	$22,157	$575	$22,732

For the year ended December 31, 2022, dividends declared on common stock were $1.27 per common share.

The accompanying notes form an integral part of the Consolidated Financial Statements.
CRH Form 10-K 57

Consolidated Statements of Changes in Equity
(in $ millions, except shares)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	0.9	$1	752.1	$302	(7.7)	($297)	$443	($787)	$22,495	$22,157	$575	$22,732
Net income	–	–	–	–	–	–	–	–	3,178	3,178	(134)	3,044
Other comprehensive income	–	–	–	–	–	–	–	171	–	171	3	174
Share-based compensation	–	–	–	–	–	–	123	–	–	123	–	123
Repurchases of common stock	–	–	–	–	(38.2)	(2,019)	–	–	–	(2,019)	–	(2,019)
Repurchases and retirement of common stock	–	–	(17.6)	(6)	–	–	–	–	(1,042)	(1,048)	–	(1,048)
Shares issued under employee share plans	–	–	–	–	3.5	117	(112)	–	(1)	4	–	4
Dividends declared on common stock	–	–	–	–	–	–	–	–	(1,688)	(1,688)	–	(1,688)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(8)	(8)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(2)	(2)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(24)	(24)	–	(24)
Balance at December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288

For the year ended December 31, 2023, dividends declared on common stock were $1.33 per common share.

The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH Form 10-K 58

Notes To Consolidated Financial Statements
1. Summary of significant accounting policies
1.1. Description of business
CRH plc, (the Company) is a multinational company incorporated and domiciled in the Republic of Ireland that operates in the building materials industry, providing essential products and services for construction projects worldwide. The Company is one of the largest suppliers of building materials globally. The Company is a major producer of aggregates, cement, readymixed concrete, and asphalt and a supplier of paving and constructions services, providing solutions to a wide range of customers, including contractors, builders, engineers, infrastructure developers, and the residential market.
Effective January 1, 2023, the Company restructured into two Divisions, CRH Americas and CRH Europe. During the first quarter of 2023, the Company’s reportable segments increased from three to four reportable segments, see Note 20 for further information.
A summary of significant accounting policies used in the preparation of the accompanying Consolidated Financial Statements follows.
1.2. Basis of presentation and use of estimates
Effective January 1, 2023, the Company transitioned from International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS) to accounting principles generally accepted in the United States (U.S. GAAP).
The accompanying Consolidated Financial Statements and notes thereto, including all prior periods presented, have been presented under U.S. GAAP, which requires management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include impairment of long-lived assets, impairment of goodwill, pension and other postretirement benefits, tax matters and litigation, including insurance and environmental compliance costs. These estimates and assumptions are based on management’s judgment.
Estimates and underlying assumptions are reviewed on an ongoing basis. Changes in accounting estimates may be necessary if there are changes in the circumstances or experiences on which the estimate was based or as a result of new information.
Changes in estimates, including those resulting from changes in the economic environment, are reflected in the Consolidated Financial Statements for the period in which the change in estimate occurs.
1.3. Consolidation
The Consolidated Financial Statements include the accounts of CRH plc, and the wholly and majority owned subsidiaries of CRH plc, in addition to variable interest entities (VIEs) in which the Company is the primary beneficiary. In evaluating whether the Company has a controlling financial interest, the following are considered: (1) for voting interest entities, the Company consolidates those entities in which they own a majority of the voting interests; and (2) for VIEs, the Company consolidates those entities for which they are the primary beneficiary. All intercompany transactions and accounts have been eliminated.
The Company uses the equity method of accounting for their investments in entities over which the Company has the ability to exercise significant influence over the operating and financial policies or exercise joint control with other investors but does not control and is not the primary beneficiary. Equity method investments are initially recognized at cost and are included within Equity method investments in the Consolidated Balance Sheets. The Company’s proportionate interest in the results of the investment is included within Income (loss) from equity method investments in the Consolidated Statements of Income.
Where the Company is an active party to contractual arrangements that involve a joint operating activity and is exposed to significant risks and rewards that are dependent on the commercial success of the activity, the Company treats such operations as collaborative arrangements. For such operations, the Company accounts for its pro rata share of assets, liabilities, revenues, and costs in the Consolidated Balance Sheets and Consolidated Statements of Income.
1.4. Noncontrolling interests – nonredeemable and redeemable
Noncontrolling interests represent the portion of the equity of a subsidiary not attributable either directly or indirectly to the Company and are presented separately in the Consolidated Statements of Income and within equity in the Consolidated Balance Sheets, distinguished from Company shareholders’ equity. Acquisitions of noncontrolling interests are accounted for as transactions with equity holders in their capacity as equity holders and therefore no goodwill is recognized as a result of such transactions. Noncontrolling interests are measured initially at fair value.
Noncontrolling interests with redemption features, such as put/call options, that are not solely within the Company’s control (redeemable noncontrolling interests) are reported separately in the Consolidated Balance Sheets at the greater of carrying value or redemption value. The redeemable noncontrolling interests comprises the noncontrolling interests in two of the Company’s subsidiaries within the Americas Materials Solutions segment. The respective shareholders’ agreements for these entities contain put options that provide the noncontrolling shareholders the right to put their shares to the Company at a value based on a calculated formula. The put options are currently exercisable.
See Note 23 for further information.
1.5. Business combinations
Acquisitions are accounted for using the acquisition method, which requires allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. The purchase price is determined based on the fair value of consideration transferred to and liabilities assumed from the seller as of the date of acquisition. The Company allocates the purchase price to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed is recorded as goodwill.
Determining the fair values of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, and therefore represents an exit price. A fair value measurement assumes the highest and best use of the asset by market participants.
Allocations of the purchase price are based on preliminary estimates and assumptions at the date of acquisition and are subject to revision based on final information received including appraisals and other analyses which support underlying estimates within the measurement period, a period of no more than one year from the acquisition date. Measurement period adjustments are generally recorded as increases or decreases to goodwill, if any, recognized in the transaction.
See Note 4 for further information.
CRH Form 10-K 59

1.6. Foreign currency translation
The Consolidated Financial Statements are presented in U.S. Dollar, which is the reporting currency of the Company.
Transactions in foreign currencies are recorded at the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the rate of exchange in effect at the balance sheet date. The Company releases any related cumulative translation adjustment into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. Non-monetary items are measured at historical rates.
Results and cash flows of subsidiaries and equity method investments with non-U.S. Dollar functional currencies have been translated into U.S. Dollar at average exchange rates for the periods, and the related balance sheets have been translated at the rates of exchange in effect at the balance sheet date. Adjustments arising on translation of the results and net assets of non-U.S. Dollar subsidiaries and equity method investments are recognized as a component of Accumulated other comprehensive income (loss) and Noncontrolling interests both of which are presented in the Consolidated Balance Sheets.
1.7. Revenue recognition
The Company recognizes revenues in the amount of the price expected to be received for goods and services supplied at a point in time or over time, as contractual performance obligations are fulfilled, and control of goods and services passes to the customer. Revenue excludes trade discounts and value-added tax or sales tax.
Revenues derived from sale of goods (sources other than construction contracts)
The Company manufactures and supplies a diverse range of building materials and products. Revenues from the sale of goods are recognized at a point in time when control of the promised goods is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for the goods. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Control passes to the customer either upon leaving the Company’s premises or upon delivery to the customer, depending on the terms of the sale. Contracts do not contain multiple performance obligations.
Goods are often sold with discounts or rebates based on cumulative sales over a period. This variable consideration is only recognized when it is probable that it will not be subsequently reversed and is recognized using the most-likely amount or expected value methods, depending on the individual contract terms. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on the assessment of anticipated performance and all information (historical, current, and forecasted) that is reasonably available to management.
Revenues derived from construction contracts
The Company enters into construction contracts to complete large construction projects. Contracts usually commence and complete within one year and are generally fixed price but may be subject to indexation and/or escalation clauses that can either increase or decrease the final transaction price.
The Company typically recognizes revenue within its construction contract businesses over time as it performs its obligations. The Company believes this best reflects the transfer of control to the customer by providing a faithful depiction of the enhancement of a customer-controlled asset or the construction of an asset with no alternative use.
The percentage-of-completion method is used to recognize revenue when the outcome of a contract can be estimated reliably. The percentage-of-completion is calculated using an input method and based on the proportion of contract costs incurred at the balance sheet date relative to the total estimated costs of the contract. In all construction contract arrangements, the Company has an enforceable right to payment for work and performance obligations completed to date.
Some of the Company’s construction contracts may contain forms of variable consideration that can either increase or decrease the transaction price. Variable consideration is estimated based on the most likely amount or expected value methods (depending on the contract terms) and the transaction price is adjusted to the extent it is probable that a significant reversal of revenue recognized will not occur.
See Note 2 for further information.
1.8. Contract assets and liabilities
A contract asset is recognized when the related performance obligation has been satisfied, but the Company has not yet invoiced the customer and so is not unconditionally entitled to the consideration under the payment terms set out in the contract. Contract assets are classified as Accounts receivable, net, in the Consolidated Balance Sheets.
A contract liability is recognized when a non-refundable payment is received from a customer in advance of work being performed. A contract liability would also be recognized if the Company has an unconditional right to receive non-refundable consideration before the Company recognizes the related revenue. Contract liabilities are classified as Other current liabilities in the Consolidated Balance Sheets.
The Company’s contracts generally are for a duration of less than one year and therefore the Company does not capitalize incremental contract costs; instead these are expensed as incurred, as permitted by the practical expedient.
1.9. Cash and cash equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less.
The Company had restricted cash of $6 million and $5 million at December 31, 2023 and 2022, respectively, included within Cash and cash equivalents in the Consolidated Balance Sheets. The Company is restricted from utilizing the cash for purposes other than with government approval as it is linked to the awarding of government licenses for quarrying.

CRH Form 10-K 60

1.10. Accounts receivable, net
Accounts receivable are stated at amortized cost. The Company records an allowance for credit losses, which includes an allowance for probable losses based on historical write-offs, adjusted for current conditions as deemed necessary, and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for receivables as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in earnings in the period in which the change occurs. The Company writes-off accounts receivable when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected.
See Note 5 for further information.
1.11. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method or weighted average method. Net realizable value is the estimated selling price in the ordinary course of business, less estimates for costs of completion, disposal, and transportation.
Materials and other supplies held for use in the production of inventories are not written down below cost if the finished goods, in which they will be incorporated, are expected to be sold at or above cost.
See Note 6 for further information.
1.12. Property, plant and equipment, net
Property, plant and equipment are stated at cost less any accumulated depreciation, depletion, and any accumulated impairments.
Expenditures for additions and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance costs that do not substantially expand productive capacity or extend the life of property, plant and equipment are expensed as incurred.
The Company reviews the carrying value of property, plant and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. Such indicators may include, among others, deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows or a trend of negative or declining cash flows over multiple periods. An impairment loss is recognized if the estimated future (undiscounted) cash flows expected to result from the use and eventual disposition of that asset group are less than its carrying value and is measured by the amount by which the carrying value of the asset group exceeds its fair value.
The Company capitalizes interest as part of the cost of capital projects incurred during construction. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:
•Buildings 40 years; and
•Plant and machinery 5 to 30 years
Mineral-bearing land, less an estimate of its residual value, is depleted over the period of the mineral extraction in the proportion to which product for the year bears to the latest estimates of proven and probable mineral reserves. Land, other than mineral-bearing land, is not depreciated.
See Note 7 for further information.
1.13. Leases
A contract contains a lease if it is enforceable and conveys the right to control the use of a specified asset for a period of time in exchange for consideration, which is assessed at inception. A right-of-use asset and lease liability are recognized at the commencement date for contracts containing a lease.
Leases are evaluated and classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term; (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised; (3) the lease term is for a major part of the remaining useful life of the asset; (4) the underlying asset is of such a specialized nature that is expected to have no alternative use to the lessor at the end of the lease term or (5) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of the above criteria.
The lease liability is initially measured at the present value of the future lease payments, discounted using the incremental borrowing rate or the interest rate implicit in the lease, if this is readily determinable, over the remaining lease term. Lease payments include fixed payments less any lease incentives receivable, variable payments that are dependent on a rate or index known at the commencement date, amounts expected to be paid under residual value guarantees and any payments for an optional renewal period and purchase and termination option payments, if the Company is reasonably certain to exercise those options. The lease term is the non-cancellable period of the lease adjusted for any renewal or termination options which are reasonably certain to be exercised. The Company applies judgment in determining whether it is reasonably certain that a renewal, termination or purchase option will be exercised.
The right-of-use asset for each lease is initially measured at cost, which comprises the lease liability adjusted for any payments made at or before the commencement date, initial direct costs incurred, lease incentives received and an estimate of the cost to dismantle or restore the underlying asset or the site on which it is located at the end of the lease term. The right-of-use asset of finance leases is amortized over the lease term or, where a purchase option is reasonably certain to be exercised, over the useful economic life of the asset in line with depreciation rates for owned property, plant and equipment. The right-of-use asset of operating leases is amortized as a balancing amount that together with the accretion on lease liability produces straight-line total lease expenses.
The amortization of operating lease right-of-use assets and the accretion of operating lease liabilities are reported together as fixed lease expense in the Consolidated Financial Statements. The fixed lease expense is recognized on a straight-line basis over the life of the lease. Interest expense on a finance lease is recognized using the effective interest method over the lease term.
The Company has elected to separate non-lease components in a contract such as maintenance and other service charges from the lease component and expense such components as incurred. Variable lease payments directly linked to sales or usage are also expensed as incurred. Additionally, for short-term leases with an initial lease term of 12 months or less and with purchase options which the Company is reasonably certain not to exercise, the Company has elected not to record the corresponding right-of-use asset or the corresponding lease liability in the Consolidated Balance Sheets and to expense short-term lease payments as incurred.
Incremental borrowing rates are calculated using a portfolio approach, based on the risk profile of the entity holding the lease and the term and currency of the lease.
See Note 12 for further information.
CRH Form 10-K 61

1.14. Asset retirement obligations
The Company records a liability for an asset retirement obligation at fair value in the period in which it is incurred where a legal or contractual obligation exists, and the liability can be reasonably estimated. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. The liability is accreted over time and the asset is depreciated over the useful life of the related asset.
Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations consist primarily of quarry closure and post-closure costs.
See Note 13 for further information.
1.15. Derivative financial instruments and hedging practices
The Company enters into various derivative financial instruments to manage its exposure to fluctuating interest rates, currency exchange rates, and commodity pricing. Such instruments primarily include interest rate swap agreements, currency swap agreements, commodity swap agreements, and currency and commodity forward contracts. These instruments are not entered into for trading purposes.
There are three types of derivatives the Company enters into: (i) those relating to fair value exposures; (ii) those relating to cash flow exposures and (iii) those relating to foreign currency net investment exposures. Fair value exposures relate to recognized assets or liabilities, and firm commitments; cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities, or forecasted transactions, and net investment exposures relate to the impact of foreign currency exchange rate changes on the carrying value of net assets denominated in foreign currencies.
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the Company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.
Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings as an offset to the change in the fair values of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash flow hedges are deferred in Accumulated other comprehensive income (loss) and are reclassified to earnings as the underlying hedged transaction affects earnings. Provided the hedge remains highly effective, any ineffectiveness is deferred in Accumulated other comprehensive income (loss) and is reclassified to earnings as the underlying hedged transaction affects earnings. Hedges of net investments in foreign subsidiaries are recognized in the currency translation adjustment component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets to offset translation gains and losses associated with the hedged net investment.
Derivatives that are entered into for risk management purposes and are not designated as hedges are recorded at their fair market values and recognized in net income.
The fair values of the Company's derivatives are not material. The notional amount of the Company’s outstanding fair value hedges, cash flow hedges, and net investment hedges was $1,375 million, $550 million, and $1,187 million at December 31, 2023, respectively, and $1,775 million, $683 million, and $1,145 million at December 31, 2022, respectively. The notional amount of derivatives not designated as hedging instruments was $338 million and $280 million at December 31, 2023 and 2022, respectively.
1.16. Debt
Debt is recorded at initial fair value, which normally reflects the proceeds received by the Company, net of debt issuance costs. Debt is subsequently stated at amortized cost. Debt issuance costs are amortized to interest expense over the term of the debt. Debt issuance discounts and premiums are also amortized to interest expense using the effective interest rate method over the term of the debt.
Debt issuance costs associated with the Company’s revolving facility are amortized to interest expense on a straight-line basis over the facility’s term.
1.17. Goodwill
Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually at October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred, at the reporting unit level, one level below the Company’s operating segments. The Company has the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of the reporting units exceeds their respective fair value or proceeding directly to a quantitative test. The Company elected to perform the quantitative impairment test for all years presented. If the fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. However, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized by writing down the assets to their fair value.
See Note 9 for further information.
1.18. Intangible assets, net
Intangible assets acquired in business combinations are stated at their fair value as determined at the date of acquisition. Intangible assets are amortized on a straight-line basis. In general, based on the current composition of definite-lived intangible assets, the useful lives for customer-related intangible assets range from 5 to 20 years and the useful lives for marketing-related intangible assets range from 10 to 30 years. The Company evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.
See Note 8 for further information.
1.19. Pension and other postretirement benefits
The Company sponsors defined benefit retirement plans and also provides other postretirement benefits. The Company recognizes the funded status, defined as the difference between the fair value of plan assets and the benefit obligation, of its pension plans and other postretirement benefits as an asset or liability in the Consolidated Balance Sheets. Actuarial gains or losses that arise during the year are recognized as a component of Accumulated other comprehensive income (loss). Amounts in excess of a corridor are subsequently amortized over the participants’ average remaining service period and recognized as a component of net periodic benefit cost. The corridor represents the excess over 10% of the greater of the projected benefit obligation or pension plan assets and is determined on a plan-by-plan basis.
See Note 21 for further information.
CRH Form 10-K 62

1.20. Insurance
The Company has insurance arrangements which comprise employer’s liability (workers’ compensation in the United States), public and products liability (general liability in the United States), automobile liability, property damage, business interruption and various other insurances. Due to the extended timeframe associated with many of the insurances, a significant proportion of the total liability is subject to periodic actuarial valuation. The projected cash flows underlying the discounting process are established through the application of actuarial triangulations, which are extrapolated from historical claims experience. While the Company believes the assumptions used to calculate these liabilities are appropriate, significant differences in actual experience and/or significant changes in those assumptions may materially affect insurance liabilities.
1.21. Share-based compensation
The Company grants share-based awards, which consist of performance stock units (PSU) and stock options. All of the share-based compensation awards are classified as equity awards. The Company measures share-based compensation awards using fair value based measurement methods. This results in the recognition of compensation expense for all share-based compensation awards based on their fair value as of the grant date. For performance-based awards, compensation expense is recognized only if it is probable that the performance condition will be achieved. Compensation expense is recognized over the requisite service period for time and performance-based awards, net of estimated forfeitures.
See Note 17 for further information.
1.22. Treasury Stock
The Company accounts for Treasury Stock under the cost method. When Treasury Stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in capital in the Consolidated Balance Sheets. When Treasury Stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are previously recorded gains to offset the losses. If there are no Treasury Stock gains in additional paid-in capital, the losses upon re-issuance of Treasury Stock are recorded as a reduction of retained earnings in the Consolidated Balance Sheets.
1.23. Environmental remediation costs
The Company records an accrual for environmental remediation liabilities in the period in which it is probable that a liability has been incurred and the appropriate amounts can be estimated reasonably. Such accruals are adjusted as further information develops or circumstances change. Generally, these costs are not discounted to their present value or offset for potential insurance or other claims or potential gains from future alternative uses for a site.
1.24. Income taxes
Current tax represents the expected tax payable (or recoverable) on the taxable profit for the year using tax rates enacted for the period. Where items are accounted for outside of profit or loss, the related income tax is recognized either in other comprehensive income (loss) or directly in equity, as appropriate. Interest and penalties associated with the liability for income tax are classified as income tax expense. The Company’s policy is to release tax effects from Accumulated other comprehensive income (loss) when the underlying items affect earnings.
Deferred tax is recognized using the liability method on temporary differences arising at the balance sheet date between the tax bases of assets and liabilities and their carrying amounts in the Consolidated Financial Statements. However, deferred tax liabilities are not recognized if they arise from the initial recognition of goodwill. For the most part, no provision has been made for undistributed earnings as the majority of earnings are considered indefinitely reinvested or can be distributed on a tax-free basis. However, a temporary difference has been recognized to the extent that earnings are not permanently reinvested.
Deferred tax is determined using tax rates (and laws) that have been enacted as of the balance sheet date and are expected to apply when the related deferred income tax asset is realized, or the deferred income tax liability is settled. Deferred tax assets are recognized in full and then reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be recognized.
The Company’s income tax charge is based on reported profit and enacted statutory tax rates, which reflect various allowances and reliefs available to the Company in the multiple tax jurisdictions in which it operates. The determination of the Company’s provision for income tax requires certain judgments and estimates in relation to matters where the ultimate tax outcome may not be certain. In addition, the Company is subject to tax audits which can involve complex issues that could require extended periods to conclude, the resolution of which is often not within the control of the Company. Although the Company believes that the estimates included in the Consolidated Financial Statements and its tax return positions are reasonable, there is no certainty that the final outcome of these matters will not be different to that which is reflected in the Company’s historical income tax provisions and accruals. The Company evaluates these positions regularly and records a tax benefit only to the extent it is more likely than not that a position will be sustained upon examination by taxing authorities.
See Note 15 for further information.
1.25. New accounting standards
Recently issued accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in the Company including the additional required disclosures when adopted. The Company is currently evaluating the provisions of this ASU and expects to adopt them for the year ending December 31, 2024.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Consolidated Financial Statements, once adopted.
CRH Form 10-K 63

2. Revenue
The Company disaggregates revenue based on its operating and reportable segments. The Company’s reportable segments are: (1) Americas Materials Solutions, (2) Americas Building Solutions, (3) Europe Materials Solutions, and (4) Europe Building Solutions.
Revenue is disaggregated by principal activities and products and by primary geographic market. Business lines are reviewed and evaluated as follows: (1) Essential Materials, (2) Road Solutions, (3) Building & Infrastructure Solutions, and (4) Outdoor Living Solutions.
The vertically integrated Essential Materials businesses manufacture and supply aggregates and cement for use in a range of construction and industrial applications.
Road Solutions support the manufacturing, installation and maintenance of public highway infrastructure projects and commercial infrastructure.
Building & Infrastructure Solutions connect, protect and transport critical water, energy and telecommunications infrastructure and deliver complex commercial building projects.
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	For the Year Ended December 31, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	4,583	–	4,876	–	9,459
Road Solutions (i)	10,852	–	4,814	–	15,666
Building & Infrastructure Solutions (ii)	–	2,524	–	2,174	4,698
Outdoor Living Solutions	–	4,493	–	633	5,126
Total revenues	15,435	7,017	9,690	2,807	34,949

	For the Year Ended December 31, 2022
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	4,160	–	4,625	–	8,785
Road Solutions (i)	10,164	–	4,724	–	14,888
Building & Infrastructure Solutions (ii)	–	2,379	–	2,252	4,631
Outdoor Living Solutions	–	3,809	–	610	4,419
Total revenues	14,324	6,188	9,349	2,862	32,723

	For the Year Ended December 31, 2021
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	3,833	–	4,665	–	8,498
Road Solutions (i)	8,574	–	4,724	–	13,298
Building & Infrastructure Solutions (ii)	–	1,464	–	2,145	3,609
Outdoor Living Solutions	–	3,164	–	637	3,801
Total revenues	12,407	4,628	9,389	2,782	29,206

(i) Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time for the years ended     December 31 were:

in $ millions	2023	2022	2021
Americas Materials Solutions	6,146	5,791	4,662
Europe Materials Solutions	2,004	1,814	1,801
Total revenue from contracts with customers	8,150	7,605	6,463

CRH Form 10-K 64

(ii) Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time for the years ended December 31 were:

in $ millions	2023	2022	2021
Americas Building Solutions	70	78	81
Europe Building Solutions	573	521	475
Total revenue from contracts with customers	643	599	556

	For the Year Ended December 31, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Primary geographic markets
Republic of Ireland	–	–	916	–	916
United Kingdom	–	–	4,090	222	4,312
Rest of Europe (i)	–	–	4,230	2,256	6,486
United States	14,088	6,692	–	150	20,930
Rest of World (ii)	1,347	325	454	179	2,305
Total revenues	15,435	7,017	9,690	2,807	34,949

	For the Year Ended December 31, 2022
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Primary geographic markets
Republic of Ireland	–	–	801	–	801
United Kingdom	–	–	4,003	238	4,241
Rest of Europe (i)	–	3	3,992	2,298	6,293
United States	13,050	5,860	–	178	19,088
Rest of World (ii)	1,274	325	553	148	2,300
Total revenues	14,324	6,188	9,349	2,862	32,723

	For the Year Ended December 31, 2021
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Primary geographic markets
Republic of Ireland	–	–	706	–	706
United Kingdom	–	–	3,979	220	4,199
Rest of Europe (i)	–	4	4,051	2,261	6,316
United States	11,172	4,293	–	153	15,618
Rest of World (ii)	1,235	331	653	148	2,367
Total revenues	12,407	4,628	9,389	2,782	29,206

(i) The Rest of Europe principally includes Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Luxembourg, the Netherlands, Poland, Romania, Serbia, Slovakia, Spain, Sweden, Switzerland and Ukraine.
(ii)    The Rest of World principally includes Australia, Brazil, Canada and the Philippines.
Contract assets were $716 million and $606 million and contract liabilities were $439 million and $344 million, at December 31, 2023 and 2022, respectively. The increase in contract assets was primarily attributed to revenue recognized on certain contracts partially offset by the timing of billings. The increase in contract liabilities was due to the timing of advance payments and revenue recognized during the period. The Company recognized revenue of $308 million and $308 million for the years ended December 31, 2023 and 2022, respectively, which was previously included in the contract liability balance at December 31, 2022 and 2021, respectively.
CRH Form 10-K 65

Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts at December 31, 2023 and 2022 amounting to $471 million and $245 million, and $402 million and $204 million respectively. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On December 31, 2023, the Company had $3,725 million of transaction price allocated to remaining performance obligations. The majority of open contracts at December 31, 2023 will close and revenue will be recognized within 12 months of the balance sheet date.
Revenue from sales to equity method investments for the years ended December 31, 2023, 2022 and 2021 were $221 million, $237 million, and $199 million, respectively.
3. Assets held for sale and discontinued operations
In November 2023, the Company entered into a sales agreement with SigmaRoc plc. to divest of its Lime operations in Europe for consideration of $1.1 billion. The transaction was structured in three phases. The first phase of the transaction, comprising the Company’s lime operations in Germany, Czech Republic and Ireland, was closed effective January 1, 2024 and the second and third phases comprising the operations of the United Kingdom and Poland, respectively, are expected to close in 2024. No impairment loss was recognized on the reclassification of the Lime operations as held for sale.
In December 2023, the Company entered into a sales agreement to dispose of certain of its cement and materials assets in Canada, which is expected to close in 2024. An impairment of $30 million has been recognized on the Canadian cement and materials assets in the fourth quarter of 2023 to reflect the reduction to fair value less costs to sell.
The assets associated with these transactions comprise part of the Company’s Europe Materials Solutions and Americas Materials Solutions segments, respectively, and the relevant assets and liabilities have accordingly been reclassified as assets and liabilities held for sale.
The major classes of assets and liabilities classified as held for sale at December 31, 2023 were:

in $ millions	2023
Assets
Cash and cash equivalents	49
Accounts receivable, net	70
Inventories	102
Property, plant and equipment, net	832
Goodwill	201
Operating lease right-of-use assets, net	6
Other assets	8
Assets held for sale	1,268

Liabilities
Accounts payable	59
Accrued expenses	17
Deferred income tax liabilities	148
Operating lease liabilities	6
Other liabilities	145
Liabilities held for sale	375

In April 2022, the Company completed the divestiture of its Building Envelope business, formerly part of the Americas Building Solutions segment. The Company analyzed the quantitative and qualitative factors relevant to the Building Envelope business and determined that the criteria for discontinued operations presentation were met during the year ended 2022. As a result, the operating results of the Building Envelope business were reported separately as discontinued operations, net of income tax expense, in the Consolidated Statements of Income for the periods ended December 31, 2022 and 2021, respectively.
CRH Form 10-K 66

The financial results for the Company’s discontinued operations for the years ended December 31 were:

in $ millions	2022	2021
Total revenues	645	1,775

Operating income	89	239
Gain on divestiture before income taxes	1,471	-
Income from discontinued operations before income tax expense	1,560	239
Income tax expense	(370)	(60)
Income from discontinued operations, net of income tax expense	1,190	179

The cash flows from discontinued operations included in the accompanying Consolidated Statements of Cash Flows for the years ended December 31 were:

in $ millions	2022	2021
Cash flows from discontinued operations
Net cash (used in) provided by operating activities (i)	(444)	208
Net cash provided by (used in) investing activities (ii)	3,446	(102)
Net cash provided by (used in) financing activities	3	(2)
(i)     Includes the corporation tax paid on the sale of discontinued operations.
(ii) Includes the proceeds from the divestiture of discontinued operations.

CRH Form 10-K 67

4. Acquisitions
The Company strategically acquires companies in order to increase its footprint and offer products and services that diversify its existing offerings. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition with the remaining amount recorded in goodwill.
During 2023, the Company completed the acquisition of 22 companies, each individually immaterial. The total cash consideration for these acquisitions net of cash acquired, was $640 million.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions at December 31, 2023 were:

in $ millions	Total
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	19
Accounts receivable, net	71
Inventories	65
Other current assets	8
Property, plant and equipment, net	252
Intangible assets, net	86
Operating lease right-of-use assets, net	35
Accounts payable	56
Accrued expenses	30
Operating lease liabilities	35
Long-term debt	104
Deferred income tax liabilities	30
Other liabilities	6
Total identifiable net assets at fair value	275
Goodwill	398
Total consideration	673

Consideration satisfied by:
Cash payments	659
Deferred consideration (stated at net present cost)	8
Contingent consideration	6
Total consideration	673

Acquisitions of businesses, net of cash acquired
Cash consideration	659
Less: cash and cash equivalents acquired	(19)
Total outflow in the Consolidated Statements of Cash Flows	640

As a result of the 2023 acquisitions, the Company recognized $86 million of amortizable intangible assets and $398 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the Goodwill recognized in respect of the acquisitions completed in 2023, $33 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of 6 years.
On November 21, 2023, the Company announced that it had reached an agreement to acquire a portfolio of cement and readymixed concrete assets and operations in Texas, United States from Martin Marietta, Inc. (the ‘Transaction’) for a total consideration of $2.1 billion. On February 9, 2024, the Transaction was completed. The assets acquired are located in the United States and are expected to strengthen the Company’s position in Texas as well as increasing exposure to attractive, high-growth markets. Due to the timing of the Transaction, the preliminary purchase price accounting remains ongoing as the Company continues to collect and assess information as of the transaction date.
There have been no other acquisitions completed subsequent to the balance sheet date which would be individually material to the Company.
CRH Form 10-K 68

2022 Barrette Outdoor Living, Inc. Acquisition
On July 8, 2022 the Company acquired Barrette Outdoor Living, Inc. (Barrette), North America's leading provider of residential fencing and railing solutions headquartered in Middleburg Heights, Ohio, United States, at an effective 100% stake. The assets acquired are all in the United States and are expected to enhance the Company’s existing offering of sustainable outdoor living solutions in North America. The total cash consideration for this acquisition, net of cash acquired, was $1,903 million.
During 2022, the Company completed the acquisition of 28 other companies, each individually immaterial. The total cash consideration for these acquisitions net of cash acquired, was $1,350 million.
The identifiable assets acquired, liabilities assumed, and consideration related to the acquisitions at December 31, 2022 were:

in $ millions	Barrette	Other acquisitions	Total
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	8	14	22
Accounts receivable, net	128	49	177
Inventories	247	128	375
Other current assets	40	10	50
Property, plant and equipment, net	266	539	805
Equity method investments	–	28	28
Intangible assets, net	809	178	987
Operating lease right-of-use assets, net	43	59	102
Accounts payable	26	20	46
Accrued expenses	121	27	148
Operating lease liabilities	43	59	102
Long-term debt	–	8	8
Deferred income tax liabilities	192	55	247
Other liabilities	22	4	26
Total identifiable net assets at fair value	1,137	832	1,969
Goodwill	774	546	1,320
Total consideration	1,911	1,378	3,289

Consideration satisfied by:
Cash payments	1,911	1,364	3,275
Deferred consideration (stated at net present cost)	–	10	10
Contingent consideration	–	4	4
Total consideration	1,911	1,378	3,289

Acquisitions of businesses, net of cash acquired
Cash consideration	1,911	1,364	3,275
Less: cash and cash equivalents acquired	(8)	(14)	(22)
Total outflow in the Consolidated Statements of Cash Flows	1,903	1,350	3,253

As a result of the 2022 acquisitions, the Company recognized $987 million of amortizable intangible assets and $1,320 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the Goodwill recognized in respect of the acquisitions completed in 2022, $1,289 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of 19 years.
CRH Form 10-K 69

During 2021, the Company completed the acquisition of 20 companies (19 continuing operations), each individually immaterial. The total cash consideration for these acquisitions net of cash acquired, was $1,494 million.
The identifiable assets acquired, liabilities assumed, and consideration related to the acquisitions at December 31, 2021 were:

in $ millions	Total
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	7
Accounts receivable, net	173
Inventories	157
Other current assets	18
Property, plant and equipment, net	526
Intangible assets, net	131
Operating lease right-of-use assets, net	83
Accounts payable	94
Accrued expenses	49
Operating lease liabilities	83
Long-term debt	3
Deferred income tax liabilities	37
Other liabilities	6
Total identifiable net assets at fair value	823
Goodwill	679
Total consideration	1,502

Consideration satisfied by:
Cash payments	1,501
Contingent consideration	1
Total consideration	1,502

Acquisitions of businesses, net of cash acquired
Cash consideration	1,501
Less: cash and cash equivalents acquired	(7)
Total outflow in the Consolidated Statements of Cash Flows	1,494
As a result of the 2021 acquisitions, the Company recognized $131 million of amortizable intangible assets and $679 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the Goodwill recognized in respect of the acquisitions completed in 2021, $284 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of 8 years.
Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with acquisitions completed during the applicable period. The Company incurred the following acquisition-related costs for the years ended December 31, 2023, 2022, and 2021:

in $ millions	2023	2022	2021
Acquisition-related costs
Barrette	–	27	–
Other acquisitions	10	12	13
Total acquisition-related costs	10	39	13

The financial information regarding the acquisitions included in the Company’s Consolidated Statements of Income from the date of acquisition through December 31 were:

	Actual from acquisition date
in $ millions	2023	2022	2021
Revenue	228	761	524
Net (loss) income attributable to CRH plc	(15)	(18)	38

Pro forma results of operations for the acquisitions have not been presented because they are not material to the Consolidated Financial Statements.
CRH Form 10-K 70

5. Accounts receivable, net
Accounts receivable, net at December 31 were:

in $ millions	2023	2022
Trade receivables	3,574	3,435
Construction contract assets	716	606
Total accounts receivable	4,290	4,041
Less: allowance for credit losses	(149)	(125)
Other current receivables	366	384
Total accounts receivable, net	4,507	4,300

Of the total Accounts receivable, net, balances, $27 million and $37 million at December 31, 2023 and 2022, respectively, were due from equity method investments.

The changes in the allowance for credit losses at December 31 were as follows:

in $ millions	2023	2022	2021
At January 1	125	131	140
Charge-offs	(18)	(19)	(14)
Provision for credit losses	39	24	10
Foreign currency translation and other	3	(11)	(5)
At December 31	149	125	131
6. Inventories
Inventories at December 31 were:

in $ millions	2023	2022
Raw materials	1,865	1,988
Work-in-process	186	181
Finished goods	2,240	2,025
Total inventories	4,291	4,194
7. Property, plant and equipment, net
Property, plant and equipment, net at December 31 were:

in $ millions	2023	2022
Mineral-bearing land	4,847	5,055
Land and buildings	5,991	5,851
Plant and machinery	20,468	19,605
Construction in progress	1,271	1,090
Finance lease right-of-use assets	187	128
Total property, plant and equipment	32,764	31,729
Less: accumulated depreciation, depletion, amortization and impairment	(14,923)	(13,961)
Total property, plant and equipment, net	17,841	17,768

Depreciation, depletion and amortization expense related to property, plant and equipment was $1,494 million, $1,449 million and $1,433 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation, depletion and amortization expense includes amortization of right-of-use assets from finance leases.
Potential impairment of property, plant and equipment is considered by applying a series of external and internal indicators including a limited number of climate change factors. An impairment charge of $30 million was recognized during the year ended December 31, 2023, principally relating to the write-down of property, plant and equipment in our Americas Materials Solutions segment.
CRH Form 10-K 71

8. Intangible assets, net
Intangible assets, net at December 31 were:

	2023				2022
in $ millions	Marketing-related	Customer-related (i)	Contract-based	Total	Marketing-related (ii)	Customer-related (i) & (ii)	Contract-based (ii)	Total
At December 31
Gross amount	310	1,260	101	1,671	286	1,202	92	1,580
Accumulated amortization	(94)	(482)	(54)	(630)	(78)	(369)	(45)	(492)
Total intangible assets, net	216	778	47	1,041	208	833	47	1,088

(i)     The customer-related intangible assets relate predominantly to non-contractual customer relationships.
(ii) Marketing-related, customer-related and contract-based intangible assets of $174 million, $594 million and $41 million respectively arose on the acquisition of Barrette in July 2022. These primarily related to brand names, patents and non-contractual customer relationships.

Amortization of intangibles included in Selling, general and administrative expenses in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 amounted to $139 million, $103 million and $46 million, respectively.

The estimated amortization for intangible assets for the five years subsequent to December 31, 2023 and thereafter is as follows:

in $ millions	2024	2025	2026	2027	2028	2029 and thereafter
Amortization	127	112	74	61	52	615

CRH Form 10-K 72

9. Goodwill
Effective January 1, 2023, the Company restructured into two Divisions, CRH Americas and CRH Europe. During the first quarter of 2023, the Company's reportable segments increased from three to the below four segments and existing goodwill was reallocated to each of the new reportable segments and associated reporting units based on management’s estimate of the relative fair value of each reporting unit. See Note 20 for further information. The results of this reallocation of goodwill have been recast below, by reportable segment, at December 31, 2022. As a result of this revision to reportable segments and associated reporting units, the Company performed an impairment assessment before and after the reallocation. Both before, and after, the reallocation, the Company concluded that the fair value of the reporting units were above their carrying value and therefore there was no indication of impairment.
The Company uses the present value of estimated future cash flows to establish the estimated fair value of the reporting units at the testing date. This approach includes many assumptions related to future growth rates, discount factors, and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. Additionally, the Company uses the market approach to corroborate the estimated fair value.
The changes in the carrying amount of goodwill at December 31 were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2021	4,292	2,576	2,075	508	9,451
Acquisitions	147	1,120	15	38	1,320
Foreign currency translation adjustment	(32)	(12)	(161)	(34)	(239)
Divestitures	–	(1,167)	(166)	–	(1,333)
Carrying value, December 31, 2022	4,407	2,517	1,763	512	9,199

Acquisitions	34	240	38	86	398
Foreign currency translation adjustment	8	(5)	57	29	89
Impairment charge for the year	(32)	–	(295)	–	(327)
Reclassified as held for sale	–	–	(201)	–	(201)
Carrying value, December 31, 2023	4,417	2,752	1,362	627	9,158

There were no charges for goodwill impairment in the year ended December 31, 2022. For the year ended December 31, 2023, the fair value of the Company’s Philippines reporting unit within Europe Materials Solutions, did not exceed its carrying value. As a result, a goodwill impairment loss of $295 million was recorded in Loss on impairments.
The total impairment loss of $327 million principally relates to the $295 million impairment of the Philippines cement business, driven by challenging cement market conditions which has had an impact on growth prospects. The assumption underlying the estimated future cash flows resulted in a present value (using a real pre-tax discount rate of 9.7%) of $1,022 million and a related goodwill impairment being recorded of $295 million. Further, a goodwill impairment loss of $32 million has been recorded across certain reporting units within the Company’s Americas Materials Solutions segment primarily relating to assets held for sale.
Accumulated goodwill impairment losses amount to $1,001 million and $691 million at December 31, 2023 and 2022, respectively and relates predominantly to Europe Materials Solutions.

CRH Form 10-K 73

10. Additional financial information
Other current assets at December 31 were:

in $ millions	2023	2022
Prepayments	285	269
Other	193	134
Total other current assets	478	403

Accrued expenses at December 31 were:

in $ millions	2023	2022
Accrued payroll and employee benefits	1,066	956
Other accruals	1,230	1,176
Total accrued expenses	2,296	2,132

Other current liabilities at December 31 were:

in $ millions	2023	2022
Dividends payable	750	–
Construction contract liabilities	439	344
Insurance liability	171	194
Income tax payable	129	142
Other	583	570
Total other current liabilities	2,072	1,250

Other noncurrent liabilities at December 31 were:

in $ millions	2023	2022
Income tax payable	712	605
Asset retirement obligations	310	329
Pension liability	254	272
Insurance liability	260	265
Other	660	737
Total other noncurrent liabilities	2,196	2,208

CRH Form 10-K 74

11. Debt
Long-term debt at December 31 was:

in $ millions	Effective interest rate	2023	2022
Long-term debt
(U.S. dollar denominated unless otherwise noted)
3.125% € notes due 2023	3.23%	–	801
0.875% € notes due 2023	0.92%	–	534
1.875% € notes due 2024	2.02%	663	640
3.875% U.S. Dollar notes due 2025	3.93%	1,250	1,250
1.250% € notes due 2026	1.25%	829	801
3.400% U.S. Dollar notes due 2027	3.49%	600	600
4.000% € notes due 2027	4.13%	553	–
3.950% U.S. Dollar notes due 2028	4.07%	900	900
1.375% € notes due 2028	1.42%	663	640
4.125% Sterling notes due 2029	4.22%	509	481
1.625% € notes due 2030	1.72%	829	801
4.000% € notes due 2031	4.10%	829	–
6.400% U.S. Dollar notes due 2033 (i)	6.43%	213	213
4.250% € notes due 2035	4.38%	829	–
5.125% U.S. Dollar notes due 2045	5.25%	500	500
4.400% U.S. Dollar notes due 2047	4.44%	400	400
4.500% U.S. Dollar notes due 2048	4.63%	600	600
PHP interest bearing loan due 2027	5.95%	396	420
U.S. Dollar Commercial Paper	5.85%	1,002	–
Other		37	11
Unamortized discounts and debt issuance costs		(67)	(50)
Total long-term debt (ii)		11,535	9,542
Less: current portion of long-term debt (iii)		(1,759)	(1,397)
Long-term debt		9,776	8,145
(i) The $300 million bond was issued in September 2003, and at the time of issuance the bond was partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued notes were acquired by CRH plc as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item on the Consolidated Balance Sheets was $30 million and $33 million at December 31, 2023 and 2022, respectively.
(ii) Of the Company’s nominal fixed rate debt at December 31, 2023, $1,375 million is hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal fixed rate debt at December 31, 2022, $1,775 million was hedged to a mix of U.S. Dollar LIBOR and EURIBOR floating rates using interest rate swaps.
(iii) Excludes borrowings from bank overdrafts of $107 million and $94 million, which are recorded within Current portion of long-term debt in the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.
Long-term debt includes borrowings of $nil million and $nil million secured on specific items of property, plant and equipment at December 31, 2023 and 2022, respectively.
Senior Notes:
The Senior Notes are issued by wholly owned subsidiaries of the Company and carry full and unconditional guarantees from the Company, as defined in the indentures that govern them. These Senior Notes represent senior unsecured obligations of the Company and hold an equal standing in payment priority with the Company's existing and future unsubordinated indebtedness.
The Senior Notes can be redeemed before their respective par call dates, with the exception of the 6.40% Senior Notes due in 2033, at a make-whole redemption price. Post par call dates and before the respective maturity dates, the Senior Notes can be redeemed at a price equal to 100% of the principal amount.
In the event of a change-of-control repurchase event, the Company is obligated to offer repurchase options for the 3.875% Senior Notes due in 2025, 3.40% Senior Notes due in 2027, 3.95% Senior Notes due in 2028, 5.125% Senior Notes due in 2045, 4.40% Senior Notes due in 2047, and 4.50% Senior Notes due in 2048. This repurchase involves a cash payment equal to 101% of the principal amount, along with any accrued and unpaid interest.
If the Company's credit rating falls below investment-grade, the Company would be required to make an additional coupon step-up payment on the 3.875% Senior Notes due in 2025 and 5.125% Senior Notes due in 2045. The increase is 25 basis points per rating notch per agency, capped at 100 basis points per agency. However, this coupon step-up would reverse if the Company returns to an investment-grade rating.
On July 11, 2023, the Company completed the issuance and sale of €500 million in 4.00% Senior Notes due in 2027, €750 million in 4.00% Senior Notes due in 2031, and €750 million in 4.25% Senior Notes due in 2035 (collectively referred to as the "2027/2031/2035 Senior Notes"). The net proceeds of €1,984 million (after accounting for discounts and underwriting expenses) were utilized for general corporate business purposes. The costs related to this issuance, amounting to $18 million, have been capitalized and will be pro rata amortized over the lifespan of the 2027/2031/2035 Senior Notes.
CRH Form 10-K 75

On April 3, 2023, and November 5, 2023, the Company utilized available cash to fully redeem €750 million and €500 million of outstanding 3.125% euro Senior Notes due April 2023 and 0.875% euro Senior Notes due November 2023, respectively.
Philippines (PHP) Debt:
In March 2017, the Company's subsidiary, Republic Cement & Building Materials, Inc., entered a credit arrangement with the Bank of the Philippine Islands. The Company does not provide a guarantee for this facility. The initial credit agreement provided for total commitments of PHP 12.5 billion for a ten-year term, which was later expanded to PHP 22.5 billion. The funds drawn from this facility carry a combination of fixed and floating interest rates.
Bank Credit:
The Company maintains a multi-currency revolving credit arrangement with a syndicate of lenders (the RCF). The RCF offers a senior unsecured revolving facility of €3,500 million over five years. Borrowings under the RCF bear interest at rates based upon an underlying base rate, plus a margin determined in accordance with a ratings-based pricing grid. Base rates include SOFR for U.S. Dollar, EURIBOR for euros, SONIA for Sterling, and SARON for Swiss Francs, respectively. The facility entails an annual commitment fee calculated as a percentage of the applicable margin.
On May 11, 2023, the Company amended and restated the RCF, extending the maturity date to May 11, 2028. The revised terms also re-instate the two plus-one (+1) extension options which, if successfully exercised with the agreement of the Lenders, would extend the maturity out to May 11, 2030. The deferred financing costs associated with the RCF were $8 million at December 31, 2023. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
At December 31, 2023, and 2022, there were no outstanding borrowings or letters of credit issued under this facility and the undrawn committed facilities available to be drawn by the Company at December 31, 2023 were $3,868 million (€3,500 million equivalent).
The RCF includes customary terms and conditions for investment-grade borrowers. There are no financial covenants.
The Company has a $2,000 million U.S. Dollar Commercial Paper Program and a €1,500 million euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S. Dollar. The amount of commercial paper outstanding does not reduce available capacity under the RCF. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to December 31, 2023 are as follows:

in $ millions	2024	2025	2026	2027	2028	2029 and thereafter	Total
Long-term debt maturities	1,759	1,219	824	1,436	1,537	4,760	11,535

CRH Form 10-K 76

12. Leases
In the normal course of its business, the Company enters into various leases as the lessee, primarily related to property. The Company also leases plant and machinery, vehicles and equipment.
Lease liabilities at December 31 were:

in $ millions	2023	2022
Current:
Operating lease liabilities	255	238
Finance lease liabilities	31	22

Noncurrent:
Operating lease liabilities	1,125	1,000
Finance lease liabilities	86	59
Total lease liabilities	1,497	1,319

The current portion of finance lease liabilities is included within Other current liabilities and the noncurrent portion of finance lease liabilities is included within Other noncurrent liabilities in the Consolidated Balance Sheets.

The maturity analysis for the discounted and undiscounted lease liability arising from the Company’s leasing activities at December 31, 2023 was:

in $ millions	Operating leases	Finance leases
2024	261	31
2025	221	27
2026	180	23
2027	144	15
2028	122	10
Thereafter	810	57
Total minimum lease payments	1,738	163
Less: lease payments representing interest	(358)	(46)
Present value of future minimum lease payments	1,380	117
Less: current portion of lease liabilities	(255)	(31)
Noncurrent portion of lease liabilities	1,125	86
The projections are based on the foreign exchange rates applied at the end of the relevant financial year and on interest rates (discounted projections only) applicable to the lease portfolio.
The components of lease expense for the years ended December 31 were:

in $ millions	2023	2022	2021
Finance leases
Amortization of right-of-use-assets	19	20	22
Interest on lease liabilities	3	3	3
Operating leases	293	255	265
Short-term leases	329	273	239
Variable leases	85	94	97
Total lease expense (i)	729	645	626

(i) Income from subleasing transactions were not material for the Company.

CRH Form 10-K 77

The weighted average remaining lease term and discount rates at December 31 were:

	2023	2022
Weighted average remaining lease term (years)
Operating leases	12	12
Finance leases	13	15
Weighted average discount rate (%)
Operating leases	3.63%	3.44%
Finance leases	4.07%	3.85%

The supplemental cash flow information for the years ended December 31 were:

in $ millions	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	(276)	(269)	(299)
Financing cash flows from finance leases	(26)	(28)	(29)
Non cash investing and financing activities
Leased assets obtained in exchange for new operating lease liabilities	232	130	180
Leased assets obtained in exchange for new finance lease liabilities	51	24	30

CRH Form 10-K 78

13. Asset retirement obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets, including legal obligations for land reclamation. Recognition of a liability for an ARO is required in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to Cost of revenues. If the ARO is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized.
ARO costs related to accretion of the Company’s liabilities and the depreciation of the related assets for the years ended December 31 were:

in $ millions	2023	2022	2021
Accretion	12	11	12
Depreciation	27	46	42
Total costs	39	57	54
AROs are reported within Other current liabilities and Other noncurrent liabilities in the Company’s accompanying Consolidated Balance Sheets. At December 31, 2023 and 2022, the carrying amount of the Company’s AROs were $360 million and $392 million, of which, $50 million and $63 million are current, respectively.
14. Fair value measurement
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:
Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation of these items does not entail a significant amount of judgment.
Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.
Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
Considerable judgment may be required in interpreting market data used to develop the estimates of fair value.
The carrying values and fair values of the Company’s Long-term debt were $11,535 million and $11,337 million, respectively, at December 31, 2023 and $9,542 million and $8,907 million, respectively, at December 31, 2022. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The redeemable noncontrolling interests included in the Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.67% and 7.50%.
See Note 23 for the changes in the fair value of redeemable noncontrolling interests.
The carrying values of the Company’s Cash and cash equivalents, Accounts receivable, net, Current portion of long-term debt, Accounts payable, Accrued expenses, and Other current liabilities approximate their fair values because of the short-term nature of these instruments.

CRH Form 10-K 79

15. Income taxes
The summary of the Income from continuing operations before income tax expense for the years ended December 31 was:

in $ millions	2023	2022	2021
Income
U.S.	2,729	2,225	1,596
Non-U.S.	1,285	1,236	1,506
Total income	4,014	3,461	3,102

The summary of the Income tax expense from continuing operations for the years ended December 31 was:

in $ millions	2023	2022	2021
Current tax:
U.S. - Federal	632	443	304
U.S. - State	67	87	47
Non-U.S.	290	221	205
Total current tax expense	989	751	556

Deferred tax:
U.S. - Federal	(28)	11	54
U.S. - State	(12)	(6)	11
Non-U.S.	(24)	6	29
Total deferred tax (benefit) expense	(64)	11	94
Total income tax expense	925	762	650

While the Company is domiciled in Ireland, due to the percentage of global operations subject to tax in the United States, the Company uses the U.S. Federal statutory tax rate in the reconciliation of the effective income tax rate. The reconciliation of the applicable U.S. Federal income tax rate to the effective income tax rates was:

in $ millions	2023	2022	2021
U.S. statutory rate	843	727	651
State tax, net of federal tax benefit	38	73	61
Tax rate differentials	(11)	(6)	4
Uncertain tax positions	87	60	75
Tax credits	(125)	(96)	(107)
Non-deductible goodwill impairment	75	–	–
Other	18	4	(34)
Total tax expense	925	762	650
Effective income tax rate	23%	22%	21%

CRH Form 10-K 80

The significant components of the deferred tax assets and liabilities at December 31 were:

in $ millions	2023	2022
Deferred tax assets:
Company retirement benefit plans	38	26
Revaluation of derivative financial instruments to fair value	2	–
Tax losses, credits and interest deduction carryforwards	1,052	855
Share-based compensation	41	31
Accrued expenses	420	350
Lease liabilities	292	263
Total deferred tax assets	1,845	1,525
Less: valuation allowances	(914)	(737)
Total deferred tax assets after valuation allowances	931	788

Deferred tax liabilities:
Investment in subsidiaries	155	159
Depreciation, depletion and amortization	3,109	3,165
Leased right-of-use assets	274	250
Rolled-over capital gains	21	20
Other	12	–
Total deferred tax liabilities	3,571	3,594
Total net deferred tax liabilities	2,640	2,806

The net deferred tax assets and liabilities that are included in the Consolidated Balance Sheets at December 31 were:

in $ millions	2023	2022
Deferred income taxes, noncurrent assets	(98)	(79)
Deferred income taxes, noncurrent liabilities	2,738	2,885
Total net deferred tax liabilities	2,640	2,806

At December 31, 2023, the Company had gross loss carryforwards of $1,295 million related to foreign operations and $32 million of state net operating loss carryforwards. $332 million of certain foreign and state loss carryforwards have various expiration dates ranging from 2024 to 2050; $931 million do not expire based on current tax legislation. The Company had gross interest deduction carryforwards of $2,115 million related to foreign operations. $74 million of certain interest carryforwards have various expiration dates ranging from 2024 to 2044, $2,041 million do not expire based on current tax legislation.
The summary of the change in valuation allowance at December 31 was:

in $ millions	2023	2022	2021
Balance at January 1	737	578	507
Provision for income taxes	151	203	102
Foreign currency and other	26	(44)	(31)
Balance at December 31	914	737	578
The Company maintains a valuation allowance on net operating losses and other deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. At December 31, 2023 and December 31, 2022, the Company has a valuation allowance on net deferred tax assets of $914 million and $737 million, respectively. For the year ended December 31, 2023, the valuation allowance increased due to an increase in interest deduction carryforwards.
A deferred tax liability has been recognized in respect of any undistributed earnings in which the Company is not permanently reinvested. The Company has $16.4 billion of undistributed earnings that are considered permanently reinvested at December 31, 2023, for which no deferred tax liabilities have been recognized. It is not practicable to estimate the amount of tax that would be paid if there was a distribution of these earnings. Participation exemptions and tax credits are available in the majority of jurisdictions in which the Company operates.

CRH Form 10-K 81

The reconciliation of the changes in the unrecognized tax benefits at December 31 was:

in $ millions	2023	2022	2021
Balance at January 1	576	547	536
Increases related to prior periods	9	4	2
Decreases related to prior periods	(12)	(8)	(21)
Increases related to current period	148	130	104
Decreases related to settlements with taxing authorities and lapse of statute of limitations	(68)	(67)	(56)
Foreign currency and other	12	(30)	(18)
Balance at December 31	665	576	547

The Company files income tax returns in Ireland, the United States, the United Kingdom, Germany, Canada, and other various foreign jurisdictions and is subject to ongoing examination by tax authorities throughout the world. In general, the Company is no longer subject to significant income tax examinations by tax authorities in the jurisdictions noted for years before 2016. The Company believes that its income tax reserves are adequately maintained taking into consideration both the technical merits of its tax return positions and ongoing developments in its income tax audits. However, the final determination of the Company's tax return positions, if audited, is uncertain and therefore there is a possibility that the outcomes of such events could cause the Company’s estimate to change in the future. No single position is expected to generate a significant increase or decrease to the liability for unrecognized tax benefits within 12 months of the reporting date. At December 31, 2023 and December 31, 2022, the unrecognized tax benefits that, if recognized, would impact the effective tax rate were $627 million and $537 million, respectively.
The Company’s policy is to accrue interest and penalties related to potential underpayment of income taxes within the provision for income taxes. At December 31, 2023 and December 31, 2022, the Company had accrued interest of $84 million and $68 million, respectively. At December 31, 2023, December 31, 2022, and December 31, 2021, the interest and penalties included in income tax expense was $14 million, $5 million, and $12 million, respectively.

CRH Form 10-K 82

16. Earnings per share (EPS)
The calculation of basic and diluted earnings per share for the years ended December 31 were:

in $ millions, except share and per share data	2023	2022	2021
Numerator
Income from continuing operations	3,072	2,699	2,507
Net (income) attributable to redeemable noncontrolling interests	(28)	(27)	(22)
Net loss (income) attributable to noncontrolling interests	134	–	(34)
Adjustment of redeemable noncontrolling interests to redemption value	(24)	40	(18)
Income from continuing operations for EPS - basic and diluted	3,154	2,712	2,433
Income from discontinued operations, net of income tax expense	–	1,190	179
Net income attributable to CRH plc for EPS - basic and diluted	3,154	3,902	2,612

Denominator
Weighted average common shares outstanding – Basic (i)	723.9	758.3	780.2
Effect of dilutive employee share awards (ii)	5.3	5.8	6.6
Weighted average common shares outstanding – Diluted	729.2	764.1	786.8

Basic earnings per share attributable to CRH plc
Continuing operations	$4.36	$3.58	$3.12
Discontinued operations	–	$1.57	$0.23
Net income	$4.36	$5.15	$3.35

Diluted earnings per share attributable to CRH plc
Continuing operations	$4.33	$3.55	$3.09
Discontinued operations	–	$1.56	$0.23
Net income	$4.33	$5.11	$3.32

(i)     The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury Stock given that these shares do not rank for dividend.
(ii) Common shares that would only be issued contingent on certain conditions totaling 4,677,404, 4,209,404 and 3,630,633 at December 31, 2023, 2022 and 2021, respectively, are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the periods presented.

CRH Form 10-K 83

17. Share-based compensation
Share-based compensation relates primarily to awards granted under the 2014 Performance Share Plan (PSP) and the Company’s Savings-related Share Option Schemes. The expense, net of estimated forfeitures, is reflected in operating income in the Consolidated Statements of Income.
The share-based compensation for these plans for the years ended December 31 was:

in $ millions	2023	2022	2021
Performance Share Plan expense	120	97	106
Share Option expense	3	3	2
Total share-based compensation	123	100	108
2014 Performance Share Plan
The PSP authorizes the granting of conditional awards or nil-cost options (right to acquire shares during an exercise period without cost to the participant). The number of shares authorized under the PSP during the years ended December 31, 2023, 2022 and 2021 did not exceed 10% of the issued share capital at that time.
Under the PSP, the Company has granted performance stock units (PSUs) to its employees. PSUs provide an employee with the right to receive shares of the Company’s stock, subject to fulfillment of certain market, performance and service conditions over a vesting period. The performance conditions are as follows for the 2023 and 2022 PSUs: 20% of each award made is subject to Total Shareholder Return (TSR) performance measured against a tailored peer group; 20% is subject to a Return on Net Assets (RONA) metric; 15% is subject to a sustainability and diversity scorecard metric introduced in 2022; with the remaining 45% subject to a cumulative cash flow metric. The performance conditions are as follows for the 2021 PSUs: 25% of each award made is subject to TSR performance measured against a tailored peer group; 25% is subject to a RONA metric; with the remaining 50% subject to a cumulative cash flow metric. Performance for the awards is assessed over a three-year period.
The details of the awards granted under the PSP for the year ended December 31, 2023 were:

	Number of shares	Weighted average grant date fair value
	Shares in whole numbers	Amounts in $	Amounts in €
Outstanding at beginning of year	10,178,940	36.25	32.52
Granted	2,979,818	48.55	45.57
Forfeited	(356,840)	37.45	33.97
Vested	(2,985,299)	30.95	27.70
Outstanding at end of year	9,816,619	41.56	37.90

During fiscal years 2022 and 2021, the weighted average grant date fair values were $36.29 (€34.50) and $42.05 (€35.40), respectively.
The fair value of (i) the portion of awards subject to a cash flow performance metric; (ii) the portion of awards subject to a RONA metric; (iii) the portion of awards subject to a sustainability and diversity scorecard metric (from 2022 onward); and (iv) the portion of awards with no performance conditions which are subject to a two-year service period; was calculated as the Company’s closing share price at the date the award was granted.
The fair value assigned to the portion of awards subject to a TSR performance metric was calculated using the Monte Carlo simulation model, at the grant date, taking account of peer group TSR, volatilities and correlations together with the following assumptions:

	2023	2022	2021
Risk-free interest rate (%)	3.16	0.51	(0.56)
Expected volatility (%)	28.9	36.9	35.1

The expected volatility was determined using a historical sample of the Company’s daily share prices over a period equal to the expected term.
The risk-free interest rate is based on the Irish government bond yield at the grant date with a maturity period equal to the expected term.
During the years ended December 31, 2023, 2022 and 2021, 2,985,299 shares vested having a fair value of $147 million; 3,084,926 shares vested having a fair value of $123 million, and 2,915,761 shares vested having a fair value of $137 million, respectively. At December 31, 2023, unrecognized compensation expense related to the awards was $179 million, which will be recognized over the remaining weighted average vesting period of 1.31 years.

CRH Form 10-K 84

2010 and 2021 Savings-related Share Option Schemes
In April 2021, shareholders approved the adoption of the 2021 Savings-related Share Option Schemes, which replaced the schemes approved by shareholders in May 2010. The number of shares authorized under the Savings-related Share Option Schemes during the years ended December 31, 2023, 2022 and 2021 did not exceed 10% of the issued share capital at that time.
Under the schemes, participants may save up to €500/Stg£500 per month from their net salaries, for a fixed term of three or five years (the savings period). Within a period of six months after the end of the savings period, they have the option to buy shares of the Company at a discount of up to 15% of the market price on the date of invitation of each savings contract.
Under the Share Options schemes, 86,520, 402,645 and 470,001 shares of the Company were purchased at a weighted average price of $26.82, $25.24 and $25.88 respectively, during the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, the total unrecognized stock-based compensation expense related to the Share Option Schemes was $4 million and is expected to be recognized over a weighted average period of 1.66 years.
The fair values assigned to options issued under the Share Option Schemes were calculated in accordance with the trinomial valuation methodology.
The assumptions used to determine the fair value of the options issued under the Share Options Schemes with three-year and five-year savings periods at December 31 were:

	2022		2021
	3-year	5-year	3-year	5-year
Risk-free interest rate (%)	2.08	2.24	(0.61)	(0.43)
Expected dividend payments over the expected life (€)	4.06	7.05	3.25	5.65
Expected volatility (%)	26.4	24.2	23.5	21.2
Expected life term (years)	3	5	3	5

There were no options granted during the year ended December 31, 2023. The expected volatility was determined using a historical sample of 37 month-end Company share prices in respect of the three-year savings-related share options and 61 month-end share prices in respect of the five-year savings-related share options. The expected lives of the options are based on historical data and are therefore not necessarily indicative of exercise patterns that may materialize.
Other than the assumptions listed above, no other features of options grants were factored into the determination of fair value.
The terms of the options issued under the Savings-related Share Option Schemes do not contain any market conditions.
18. Shareholders' equity
The Company’s capital stock consists of common stock, 5% preferred stock and 7% ‘A’ preferred stock. Holders of the Company’s common stock are entitled to one vote per share.
The holders of the 5% preferred stock are entitled to a fixed preferred dividend at a rate of 5% per annum and priority in a winding-up to repayment of capital but have no further right to participate in profits or assets and are not entitled to be present or vote at general meetings unless their dividend is in arrears. Dividends on the 5% preferred stock are payable half-yearly on April 15 and October 15 in each year. The 5% preferred stock represent 0.03% and 0.03% of the total issued share capital at December 31, 2023 and 2022, respectively.
The holders of the 7% ‘A’ preferred stock are entitled to a fixed preferred dividend at a rate of 7% per annum, and subject to the rights of the holders of the 5% preferred stock, priority in a winding-up to repayment of capital, but have no further right to participate in profits or assets and are not entitled to be present or vote at general meetings unless their dividend is in arrears or unless the business of the meeting includes certain matters. Dividends on the 7% ‘A’ preferred stock are payable half-yearly on April 5 and October 5 in each year. The 7% ‘A’ preferred stock represent 0.47% and 0.45% of the total issued share capital at December 31, 2023 and 2022, respectively.
For the years ended December 31, 2023, 2022, and 2021, dividends declared on 5% preferred stock and 7% ‘A’ preferred stock were all less than $1 million, respectively.
On March 2, 2023, the Board approved the Company’s intention to increase its share buyback program through the repurchase of up to $3 billion of the Company’s shares over the 12 months to March 2024, subject to market conditions prevailing at the time and on the formal Shareholder approval of the share buyback authority.
During 2023 and 2022, a total of 54,900,928 and 29,755,861 shares of Common stock (equivalent to 7.47% and 3.96% of the Company’s issued share capital) were repurchased at an average price of $54.92 and $39.22 per share under the share buyback program, respectively. During 2023, 17,620,740 shares of Common stock (equivalent to 2.40% of the Company’s issued share capital) were retired on repurchase. During 2022, 22,000,000 shares of Treasury stock (equivalent to 2.92% of the Company’s issued share capital) were retired.
At December 31, 2023 and 2022, 42,419,281 and 7,712,885 shares were held as Treasury stock, equivalent to 5.78% and 1.03% of the Common stock issued, respectively.
CRH Form 10-K 85

19. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, for the years ended December 31 were:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance at December 31, 2020	205	(1)	(548)	(344)
Other comprehensive (loss) income before reclassifications	(338)	48	203	(87)
Amounts reclassified from Accumulated other comprehensive loss (i)	(29)	(29)	29	(29)
Net current-period other comprehensive (loss) income	(367)	19	232	(116)
Other comprehensive loss attributable to noncontrolling interests	35	–	–	35
Balance at December 31, 2021	(127)	18	(316)	(425)

Other comprehensive (loss) income before reclassifications	(664)	23	288	(353)
Amounts reclassified from Accumulated other comprehensive loss (i)	(1)	(60)	6	(55)
Net current-period other comprehensive (loss) income	(665)	(37)	294	(408)
Other comprehensive loss attributable to noncontrolling interests	46	–	–	46
Balance at December 31, 2022	(746)	(19)	(22)	(787)

Other comprehensive income (loss) before reclassifications	310	(37)	(104)	169
Amounts reclassified from Accumulated other comprehensive loss	–	9	(4)	5
Net current-period other comprehensive income (loss)	310	(28)	(108)	174
Other comprehensive (income) attributable to noncontrolling interests	(3)	–	–	(3)
Balance at December 31, 2023	(439)	(47)	(130)	(616)

(i) For the year ended December 31, 2022, $4 million and $(5) million were transferred from currency translation related to gains and (losses) on divestitures that were reclassified from Accumulated other comprehensive loss to Other nonoperating (expense) income, net and Income from discontinued operations, net of income tax expense, respectively. For the year ended December 31, 2021 amounts transferred from currency translation related to losses on divestitures were reclassified from Accumulated other comprehensive loss to Other nonoperating (expense) income, net.

The amounts reclassified from Accumulated other comprehensive loss to income for the years ended December 31 were:

in $ millions	2023	2022	2021
Cash flow hedges
Cost of product revenues	12	(73)	(29)
Income tax (benefit) expense	(3)	13	–
Total	9	(60)	(29)
Pension and other postretirement plans
Other nonoperating (income) expense, net	(7)	8	36
Income tax expense (benefit)	3	(2)	(7)
Total	(4)	6	29
Reclassifications from Accumulated other comprehensive loss to income	5	(54)	–

CRH Form 10-K 86

20. Segment information
Effective January 1, 2023 the Company restructured into two Divisions, CRH Americas and CRH Europe. During the first quarter of 2023, the Company's reportable segments changed to the following four segments:
Americas Materials Solutions;
Americas Building Solutions;
Europe Materials Solutions; and
Europe Building Solutions
The Americas Materials Solutions segment provides solutions for the construction and maintenance of public infrastructure and commercial and residential buildings in North America. The primary materials produced by this segment include aggregates, cement, readymixed concrete and asphalt. This segment also provides paving and construction services for customers.
The Americas Building Solutions segment manufactures, supplies and delivers solutions for the built environment in communities across North America. Our subsidiaries within this segment offer building and infrastructure solutions serving complex critical utility infrastructure (such as water, energy, transportation and telecommunications projects) and outdoor living solutions for enhancing private and public spaces.
The Europe Materials Solutions segment provides solutions for the construction of public infrastructure and commercial and residential buildings to customers in construction markets in Europe. The primary materials produced in this segment include aggregates, cement, readymixed concrete, asphalt and concrete products.
The Europe Building Solutions segment combines materials, products and services to produce a wide range of architectural and infrastructural solutions for use in the building and renovation of critical utility infrastructure, commercial and residential buildings, and outdoor living spaces for the built environment. This business serves the growing demand across the construction value chain for innovative and value-added products and services.
This realignment reflects the Company’s organizational structure in 2023 and the nature of the financial information reported to and assessed by the Chief Executive, Chief Financial Officer and Chief Operating Officer, who are together determined to fulfil the role of Chief Operating Decision Maker (CODM). Comparative segment information for 2022 and 2021 has been restated to reflect the change in segments.
The principal factors employed in the identification of the four segments reflected in this note include:
(i) the Company’s organizational structure in 2023 (during 2023 the Divisional President fulfilled the role of “segment manager”);
(ii) the nature of the reporting lines to the CODM; and
(iii) the structure of internal reporting documentation such as management accounts and budgets.
The Company’s reportable segments are the same as the Company’s operating segments and correspond with how the CODM regularly reviews financial information to allocate resources and assess performance under the Company’s organizational structure in 2023.
The CODM monitors the operating results of segments separately in order to allocate resources between segments and to assess performance. Segment performance is evaluated using Adjusted EBITDA. Given that Interest expense and Income tax expense are managed on a centralized basis, these items are not allocated between operating segments for the purposes of the information presented to the CODM and are accordingly omitted from the detailed segmental analysis below. There are no asymmetrical allocations to reporting segments which would require disclosure.
Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.
The key performance measures for the Company’s reportable segments for the years ended December 31 were:

	Revenues			Adjusted EBITDA
in $ millions	2023	2022	2021	2023	2022	2021
Americas Materials Solutions	15,435	14,324	12,407	3,059	2,638	2,543
Americas Building Solutions	7,017	6,188	4,628	1,442	1,219	720
Europe Materials Solutions	9,690	9,349	9,389	1,395	1,195	1,228
Europe Building Solutions	2,807	2,862	2,782	280	336	315
Total revenues and Adjusted EBITDA	34,949	32,723	29,206	6,176	5,388	4,806

in $ millions	2023	2022	2021
Adjusted EBITDA	6,176	5,388	4,806
Depreciation, depletion and amortization	(1,633)	(1,552)	(1,479)
Loss on impairments (i)	(357)	–	–
Interest income	206	65	–
Interest expense	(376)	(344)	(315)
(Loss) gain on divestitures (ii)	–	(99)	78
Pension income excluding current service cost component (ii)	3	30	9
Other interest, net (ii)	(5)	–	3
Substantial acquisition-related costs	–	(27)	–
Income from continuing operations before income tax expense and income from equity method investments	4,014	3,461	3,102
CRH Form 10-K 87

(i) For the year ended December 31, 2023, the total loss on impairments comprised of $62 million within Americas Materials Solutions and $295 million within Europe Materials Solutions.
(ii) (Loss) gain on divestitures, pension income excluding current service cost component and other interest, net have been included in Other nonoperating (expense) income, net in the Consolidated Statements of Income.

Depreciation, depletion and amortization for each of the segments for the years ended December 31 were:

in $ millions	2023	2022	2021
Depreciation, depletion and amortization
Americas Materials Solutions	781	777	750
Americas Building Solutions	299	236	155
Europe Materials Solutions	464	466	490
Europe Building Solutions	89	73	84
Total depreciation, depletion and amortization	1,633	1,552	1,479

There was no (loss) gain on divestitures for the year ended December 31, 2023. The (loss) gain on divestitures for each of the segments for the years ended December 31 were:

in $ millions	2022	2021
(Loss) gain on divestitures
Americas Materials Solutions	–	104
Americas Building Solutions	–	(25)
Europe Materials Solutions	(99)	3
Europe Building Solutions	–	(4)
Total (loss) gain on divestitures	(99)	78

CRH Form 10-K 88

The segment assets at December 31 were:

in $ millions	2023	2022
Assets
Americas Materials Solutions	17,534	17,615
Americas Building Solutions	7,961	7,749
Europe Materials Solutions	10,983	10,947
Europe Building Solutions	2,390	2,193
Total assets for reportable segments	38,868	38,504
Cash and cash equivalents	6,341	5,936
Other current assets, excluding segment assets	193	134
Equity method investments	620	649
Assets held for sale	1,268	–
Other noncurrent assets, excluding segment assets	179	96
Total assets as reported in the Consolidated Balance Sheets	47,469	45,319

The segment liabilities at December 31 were:

in $ millions	2023	2022
Liabilities
Americas Materials Solutions	3,349	2,908
Americas Building Solutions	1,770	1,567
Europe Materials Solutions	4,096	3,522
Europe Building Solutions	954	886
Total liabilities for reportable segments	10,169	8,883
Other current liabilities, excluding segment liabilities	156	193
Total debt	11,642	9,636
Deferred income tax liabilities	2,738	2,885
Liabilities held for sale	375	–
Other noncurrent liabilities, excluding segment liabilities	768	682
Total liabilities as reported in the Consolidated Balance Sheets	25,848	22,279

Additions to property, plant and equipment for each of the segments for the years ended December 31 were:

in $ millions	2023	2022	2021
Property, plant and equipment additions (i)
Americas Materials Solutions	854	715	727
Americas Building Solutions	360	259	206
Europe Materials Solutions	553	460	510
Europe Building Solutions	111	99	97
Total property, plant and equipment additions	1,878	1,533	1,540
(i) Property, plant and equipment additions exclude asset retirement cost additions.

Long-lived assets by geographic area at December 31 were:

in $ millions	2023	2022
Long-lived assets by geographical area (i)
Republic of Ireland	421	487
United Kingdom	1,786	1,691
United States	10,821	10,916
Other	6,105	5,849
Total long-lived assets by geographical area	19,133	18,943
(i) Long-lived assets comprise property, plant and equipment and operating lease right-of-use assets.
Information about major customers
There are no material dependencies or concentrations of individual customers that require disclosure. The individual entities within the Company have a large number of customers spread across various activities, end-users and geographies.

CRH Form 10-K 89

21. Pension and other postretirement benefits
The Company operates either defined benefit or defined contribution pension schemes in all of its principal operating areas. The disclosures included below relate to all pension schemes in the Company. The Company operates defined benefit pension schemes in Belgium, Canada, France, Germany, Italy, the Netherlands, the Philippines, the Republic of Ireland, Romania, Serbia, Slovakia, Switzerland, the United Kingdom and the United States. The Company also operated a defined benefit pension scheme in Brazil which was divested in April 2021. The Company has a mixture of funded and unfunded defined benefit pension schemes. The net surplus of the funded schemes was $218 million and $298 million at December 31, 2023 and December 31, 2022, respectively. Unfunded obligations (including jubilee, postretirement healthcare obligations and long-term service commitments) comprise of a number of schemes in Canada, France, Germany, Italy, the Netherlands, the Philippines, Romania, Serbia, Slovakia, Switzerland and the United States, totaling a net liability of $260 million and $238 million at December 31, 2023 and December 31, 2022 respectively.
Funded defined benefit schemes in the Republic of Ireland, Switzerland and the United Kingdom are administered by separate funds that are legally distinct from the Company under the jurisdiction of Trustees. The Trustees are required by law to act in the best interests of the scheme participants and are responsible for the definition of investment strategy and for scheme administration. Other schemes are also administered in line with the local regulatory environment. The level of benefits available to most members depends on length of service and either their average salary over their period of employment or their salary in the final years leading up to retirement. For Switzerland, the level of benefits depends on salary, level of savings contributions, the interest rate on old age accounts (which cannot be negative) and the annuity conversion factor on retirement. The Company’s pension schemes in Switzerland are contribution-based schemes with guarantees. This means the Company pays an age-dependent fixed contribution percentage but should the invested assets be insufficient to meet the guaranteed benefit obligations, additional contributions might be required.

CRH Form 10-K 90

The change in benefit obligation, change in plan assets, funded status of pension and other postretirement (OPEB) plans, and amounts recognized in the Consolidated Balance Sheets were:

	Pension Plans				OPEB Plans (i)
	2023		2022		2023	2022
in $ millions	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation at beginning of year	497	2,105	677	3,136	100	129
Service cost	1	31	2	55	2	3
Interest cost	24	86	18	43	5	3
Amendments	–	(1)	2	(2)	–	–
Actuarial losses and (gains)	9	178	(153)	(831)	3	(32)
Benefits paid	(35)	(89)	(35)	(101)	(5)	(5)
Plan participant contributions	–	9	–	9	–	–
Settlements	–	(4)	–	(6)	–	–
Net transfer out (including the effect of any business combinations/divestitures)	–	–	(14)	(11)	–	–
Foreign currency rate changes	–	99	–	(187)	–	2
Benefit obligation at end of year	496	2,414	497	2,105	105	100

Change in plan assets
Fair value of plan assets at beginning of year	446	2,316	601	3,015	–	–
Actual gain (loss) on plan assets	37	143	(122)	(467)	–	–
Employer contributions	1	38	2	36	5	5
Plan participant contributions	–	9	–	9	–	–
Benefits paid	(35)	(89)	(35)	(101)	(5)	(5)
Settlements	–	(4)	–	(6)	–	–
Foreign currency rate changes	–	111	–	(170)	–	–
Fair value of plan assets at end of year	449	2,524	446	2,316	–	–

Reconciliation of funded status:
Fair value of plan assets	449	2,524	446	2,316	–	–
Benefit obligation	496	2,414	497	2,105	105	100
Funded status	(47)	110	(51)	211	(105)	(100)
Accumulated Benefit Obligation	496	2,349	497	2,074

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	–	271	–	347	–	–
Current liabilities	(2)	(4)	(2)	(7)	(6)	(6)
Noncurrent liabilities	(45)	(111)	(49)	(129)	(98)	(94)
Liabilities held for sale	–	(46)	–	–	(1)	–
Funded status at end of year	(47)	110	(51)	211	(105)	(100)

Net actuarial (loss) gain	(68)	(225)	(79)	(97)	35	40
Prior service (cost) credit	(1)	92	(1)	95	3	3
Total accumulated other comprehensive (loss) income	(69)	(133)	(80)	(2)	38	43
(i) Includes a benefit obligation of $11 million and $11 million related to non-U.S. OPEB plans at December 31, 2023 and 2022, respectively.
CRH Form 10-K 91

The pension and other postretirement plans for which their accumulated benefit obligation, projected benefit obligation or accumulated postretirement benefit obligation exceeds the fair value of their respective plan assets at December 31 were:

	U.S. Plans		Non-U.S. Plans
in $ millions	2023	2022	2023	2022
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	496	497	580	512
Fair value of plan assets	449	446	421	378

Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	496	497	527	503
Fair value of plan assets	449	446	394	374

Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets:
Accumulated postretirement benefit obligation	–	–	9	8
Fair value of plan assets	–	–	–	–

Impact on Consolidated Statements of Income
The total retirement benefit expense recognized in the Consolidated Statements of Income for the years ended December 31 were:

in $ millions	2023	2022	2021
Total defined contribution expense	320	307	288
Total defined benefit expense	31	30	61
Total expense within the Consolidated Statements of Income	351	337	349

Components of Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) recognized in the Consolidated Statements of Income for the years ended December 31 were:

	Pension Plans						OPEB Plans (ii)
	U.S.			Non-U.S.
in $ millions	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	1	2	3	31	55	63	2	3	4
Interest cost	24	18	19	86	43	40	5	3	4
Expected return on assets	(20)	(30)	(37)	(91)	(72)	(71)	–	-	–
Amortization of:
Prior service cost (credit)	–	1	–	(11)	(11)	(11)	–	–	(1)
Actuarial loss (gain)	3	2	4	4	15	26	(3)	–	–
Curtailment loss (gain)	–	3	–	–	–	–	(1)	–	–
Settlement loss (gain)	–	–	17	1	(2)	1	–	–	–
Net periodic benefit cost (income) (i)	8	(4)	6	20	28	48	3	6	7
(i) Service cost is included within Cost of revenues and Selling, general and administrative expenses while all other cost components are recorded within Other nonoperating (expense) income, net.
(ii) Includes the net periodic benefit cost of $nil million, $1 million and $1 million related to non-U.S. OPEB plans for the years ended December 31, 2023, 2022, and 2021 respectively.

CRH Form 10-K 92

The changes in plan assets and benefit obligations that were recognized in Other comprehensive (income) loss for the years ended December 31 were:

	Pension Plans						OPEB Plans
	U.S.			Non-U.S.			(i)
in $ millions	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net actuarial (gain) loss	(8)	(1)	(7)	126	(292)	(181)	3	(32)	(19)
Prior service cost (credit)	–	2	1	(1)	(2)	(1)	–	–	(1)
Amortization or curtailment recognition of prior service (cost) credit	–	(4)	–	11	11	11	–	–	1
Amortization or settlement recognition of net (loss) gain	(3)	(2)	(21)	(4)	(13)	(27)	3	–	–
Foreign currency exchange effects	–	–	–	(2)	(27)	(29)	–	–	–
Amount recognized in other comprehensive (income) loss (i)	(11)	(5)	(27)	130	(323)	(227)	6	(32)	(19)
Amount recognized in net periodic pension benefit cost (income) and other comprehensive (income) loss	(3)	(9)	(21)	150	(295)	(179)	9	(26)	(12)
(i) Includes an amount recognized in other comprehensive (income) loss of $1 million, $(2) million and $(2) million related to non-U.S. OPEB plans for the years ended December 31, 2023, 2022 and 2021, respectively.

The weighted average assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were:

	Pension Plans						OPEB Plans
	U.S.			Non-U.S.
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.20%	2.70%	2.25%	4.13%	1.54%	1.23%	5.08%	2.59%	2.18%
Rate of compensation increase	N/A	3.50%	3.50%	3.22%	2.74%	2.39%	2.80%	2.22%	2.37%
Expected long‐term rate of return on plan assets	5.50%	5.50%	5.50%	4.04%	2.54%	2.51%	N/A	N/A	N/A
Interest crediting rates	N/A	N/A	N/A	1.50%	2.25%	1.25%	N/A	N/A	N/A

The weighted average assumptions used to determine the benefit obligation at December 31 were:

	Pension Plans				OPEB Plans
	U.S.		Non-U.S.
	2023	2022	2023	2022	2023	2022
Discount rate	4.95%	5.20%	3.49%	4.13%	4.86%	5.08%
Rate of compensation increase	N/A	N/A	3.22%	3.22%	2.75%	2.80%

The long-term return expectation is developed based on a diversified investment strategy that takes into account historical experience, as well as the impact of portfolio diversification, active portfolio management, and the Company’s view of current and future economic and financial market conditions. In determining the expected rate of return for the plan assets, the Company analyzes investment community forecasts and current market conditions to develop expected returns for each of the asset classes used by the plans, which are weighted to reflect the asset allocation of each plan. As market conditions and other factors change, the Company may adjust targets accordingly, and asset allocations may vary from the target allocations.
The assets of the Company’s pension and other postretirement plans are managed externally for the benefit of the plan members. Consideration is given to the long-term nature of the benefit obligations and the investment strategy is set at plan level, typically to maintain a diversified portfolio of assets with the objective of meeting future obligations and long-term cash requirements as they fall due. Assets are primarily invested in diversified funds that hold equity and debt securities to maintain security while maximizing returns within each plan’s investment policy. The investment policy for each plan specifies the type of investment vehicle, asset allocation guidelines as well as investment monitoring/performance requirements. For the main funded plans, the target allocations to equity/debt are as follows:
(i) Ireland: Equities 10-20% / Debt 45-55%.
(ii) U.S.: Equities 10-30% / Debt 65-85%.
(iii) Switzerland: Equities 25-35% / Debt 25-55%.
(iv) Other asset classes have a range of smaller % targets.

CRH Form 10-K 93

The target allocation ranges and fair values by asset class at December 31 were:

Pension Plans
Target allocation ranges
	U.S. Plans	Non-U.S. Plans
2023 (%)
Cash and cash equivalents	–	0-5
Equity instruments (i)	10-30	15-25
Debt instruments (ii)	65-85	20-35
Real estate	–	5-10
Derivatives	–	0-5
Investment funds	0-15	0-5
Assets held by insurance company	–	0-5
Other	–	0-10

(i) For U.S. pension plans, equity instruments with a total allocation range of 10-30% are made up of 10-30% in developed markets’ diversified equity instruments and 10-30% in emerging markets’ diversified equity instruments. For non-U.S. pension plans, equity instruments with a total allocation range of 15-25% are made up of 15-22% in developed markets’ diversified equity instruments and 1-2% in emerging markets’ diversified equity instruments.
(ii) For U.S. pension plans, debt instruments with a total allocation range of 65-85% are made up of 65-85% in non-government debt instruments and 65-85% in government fixed interest instruments. For non-U.S. pension plans, debt instruments with a total allocation range of 20-35% are made up of 11-18% in non-government debt instruments, 17-32% in government fixed interest instruments, 31-40% in government inflation-protected bonds, 4-10% in asset-backed instruments, 4-10% in inflation-protected bonds and 4-10% in structured debt.

The Company’s asset allocations by asset category at December 31 were:

	Pension Plans
	Fair Values
	2023
	U.S. Plans				Non-U.S. Plans
in $ millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	3	–	–	3	50	15	–	65
Equity instruments (i)	–	90	–	90	462	56	–	518
Debt instruments (ii)	–	341	–	341	1,310	179	–	1,489
Real estate	–	–	–	–	97	82	14	193
Derivatives	–	–	–	–	12	2	–	14
Investment funds	11	–	–	11	85	13	–	98
Assets held by insurance company	–	–	–	–	–	2	117	119
Other	–	–	4	4	1	19	8	28
Total	14	431	4	449	2,017	368	139	2,524

(i) For U.S. pension plans, equity instruments of $90 million are made up of $79 million in developed markets’ diversified equity instruments and $11 million in emerging markets’ diversified equity instruments. For non-U.S. pension plans, equity instruments of $518 million are made up of $486 million in developed markets’ diversified equity instruments and $32 million in emerging markets’ diversified equity instruments.
(ii) For U.S. pension plans, debt instruments of $341 million are made up of $233 million in non-government debt instruments and $108 million in government fixed interest instruments. For non-U.S. pension plans, debt instruments of $1,489 million are made up of $251 million in non-government debt instruments, $400 million in government fixed interest instruments, $763 million in government inflation-protected bonds, $34 million in asset-backed instruments and $41 million in inflation-protected bonds.
There were no other postretirement plan assets at December 31, 2023.
CRH Form 10-K 94

	Pension Plans
	Fair Values
	2022
	U.S. Plans				Non-U.S. Plans
in $ millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	4	–	–	4	53	–	–	53
Equity instruments (i)	–	83	–	83	435	66	–	501
Debt instruments (ii)	3	314	–	317	1,288	36	–	1,324
Real estate	–	–	–	–	181	–	13	194
Derivatives	–	–	–	–	12	(5)	–	7
Investment funds	23	–	11	34	77	11	–	88
Assets held by insurance company	–	–	–	–	–	2	113	115
Other	–	–	8	8	28	–	6	34
Total	30	397	19	446	2,074	110	132	2,316
(i) For U.S. pension plans, equity instruments of $83 million are made up of $73 million in developed markets’ diversified equity instruments and $10 million in emerging markets’ diversified equity instruments. For non-U.S. pension plans, equity instruments of $501 million are made up of $470 million in developed markets’ diversified equity instruments and $31 million in emerging markets’ diversified equity instruments.
(ii) For U.S. pension plans, debt instruments of $317 million are made up of $189 million in non-government debt instruments and $128 million in government fixed interest instruments. For non-U.S. pension plans, debt instruments of $1,324 million are made up of $197 million in non-government debt instruments, $437 million in government fixed interest instruments, $663 million in government inflation-protected bonds and $27 million in asset-backed instruments.
There were no other postretirement plan assets at December 31, 2022.

The Level 3 reconciliation for pension plans by asset class for the years ended December 31, 2023 and 2022 were:

	U.S. Plans
in $ millions	Beginning balance on 1/1/2023	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Transfer (out of) Level 3	Change due to exchange rate changes	Ending balance on 12/31/2023
Asset Class
Investment funds	11	–	–	(11)	–	–
Other	8	1	(1)	(4)	–	4
Total	19	1	(1)	(15)	–	4

	Non-U.S. Plans
in $ millions	Beginning balance on 1/1/2023	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Transfer into/(out of) Level 3	Change due to exchange rate changes	Ending balance on 12/31/2023
Asset Class
Real estate	13	–	-	–	1	14
Assets held by insurance company	113	11	(10)	–	3	117
Other	6	2	–	–	–	8
Total	132	13	(10)	–	4	139

	U.S. Plans
in $ millions	Beginning balance on 1/1/2022	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Change due to exchange rate changes	Ending balance on 12/31/2022
Asset Class
Investment funds	11	–	–	–	11
Other	9	–	(1)	–	8
Total	20	–	(1)	–	19

CRH Form 10-K 95

	Non-U.S. Plans
in $ millions	Beginning balance on 1/1/2022	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Change due to exchange rate changes	Ending balance on 12/31/2022
Asset Class
Real estate	17	(2)	–	(2)	13
Assets held by insurance company	152	(31)	–	(8)	113
Other	5	2	–	(1)	6
Total	174	(31)	–	(11)	132

The following is a description of the methods and assumptions used to estimate the fair value of the pension and other postretirement plans’ assets:
Cash and cash equivalents: Cash and all highly liquid securities with original maturities of three months or less are classified as Cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, time deposits and money market funds. These assets are classified as Level 1.
Equity instruments: Individual securities that are valued at the closing price or last trade reported on the major market on which they are traded are classed as Level 1. Commingled funds that are publicly traded are based upon market quotes and are classed as Level 1. The fair-value of non-publicly traded funds are determined using the Net Asset Value (NAV) provided by the administrator and are classified as Level 2.
Debt instruments: The fair value is determined using market prices (Level 1) or prices derived from observable inputs (Level 2). Level 2 investments may also include commingled funds that have a readily determinable fair value based on observable prices of the underlying securities.
Real estate: Investments in real estate funds that are publicly traded are based upon market quotes and are classed as Level 1. Direct investments in real estate are classed as Level 2 and determined using the NAV provided by the administrator.
Assets held by insurance company: The fair value is based on negotiated value and the underlying investments held in separate account portfolios, as well as the consideration of the creditworthiness of the issuer. The underlying investments are primarily government, asset-backed and fixed income securities. Assets held by insurance company are generally classified as Level 2 or Level 3 depending on the structure of the contract/market pricing information.

The assumed healthcare cost trend rates at December 31 were:

	2023	2022	2021
Healthcare cost trend rate assumed for next year	6.85%	1.76%	5.91%
Rate to which the cost trend rate gradually declines	3.70%	3.70%	3.60%
Year the rate reaches the ultimate rate	2090	2090	2074

The following table presents the expected future benefit payments to be made over the next 10 years:

	Pension plans		OPEB
in $ millions	U.S.	Non-U.S.
2024	36	100	6
2025	37	104	6
2026	37	107	6
2027	37	111	6
2028	36	114	6
2029-2033	176	598	34

The Company expects that it will contribute $2 million to the U.S. pension plans, $37 million to the non-U.S. pension plans and $6 million to the OPEB plans, including minimum funding payments, in 2024.

CRH Form 10-K 96

22. Variable interest entities
The Company’s operations in the Philippines are conducted through a VIE, wherein the Company holds 40% of the equity share capital and a 55% share of earnings and distributions. The remaining noncontrolling interest of 60% equity share capital and 45% share of earnings and distributions is held by an unrelated party. The Company’s voting rights are not proportional to its share of earnings and distributions, and substantially all of the activities of the Philippines business are conducted on behalf of the Company and controlled by the Company through contractual relationships. Therefore, the Philippines business meets the definition of a VIE for which the Company is the primary beneficiary and, therefore, is consolidated.
Further, the Company has provided subordinated debt to the intermediate parent of the Philippines business which exposes the Company to the profits and losses of the Philippines business. The debt is repayable only in the event where the shareholder agreement of the intermediate parent of the Philippines business is terminated or where the Company transfers its shares in the intermediate parent to an unrelated entity (i.e., the debt exposure of the Company becomes in substance a residual interest in the intermediate parent).
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Consolidated Balance Sheets before intragroup eliminations with other CRH plc companies at December 31 were:

in $ millions	2023	2022
Assets
Current assets:
Cash and cash equivalents	19	34
Accounts receivable, net	31	34
Inventories	99	149
Other current assets	51	48
Total current assets	200	265
Property, plant and equipment, net	923	954
Goodwill	200	495
Operating lease right-of-use assets, net	5	6
Other noncurrent assets	11	7
Total assets	1,339	1,727
Liabilities
Current liabilities:
Accounts payable	92	118
Accrued expenses	36	48
Current portion of long-term debt	98	72
Operating lease liabilities	1	1
Other current liabilities	25	28
Total current liabilities	252	267
Long-term debt	297	347
Deferred income tax liabilities	106	108
Noncurrent operating lease liabilities	5	5
Other noncurrent liabilities	17	15
Total liabilities	677	742

The operating results of the consolidated VIE, reported within the Consolidated Statements of Income and Consolidated Statements of Cash Flows before intragroup eliminations with other CRH plc companies for the years ended December 31 were:

in $ millions	2023	2022	2021
Total revenues	446	544	616
Total cost of revenues	(416)	(479)	(487)
Gross profit	30	65	129
Net (loss) income	(325)	(24)	61

Net cash provided by operating activities	24	12	75

CRH Form 10-K 97

23. Redeemable noncontrolling interests
The redeemable noncontrolling interests comprises the noncontrolling interests in two of the Company’s subsidiaries within the Americas Materials Solutions segment, that are currently redeemable. The Company has the ability to exercise the call option for the noncontrolling interests on or after December 31, 2031. In addition to the call options, the noncontrolling interest holder has the right to sell the noncontrolling interests to the Company, which are currently exercisable. These put and call options are redeemable based on multiples of EBITDA. The noncontrolling interests are considered redeemable noncontrolling equity interests, as their redemption is not solely within the Company’s control. The noncontrolling interests were recorded at their respective fair values as of the acquisition dates and are adjusted to their expected redemption values, with an offsetting entry to retained earnings, as of the reporting date as if that date was the redemption date, if those amounts exceed their respective carrying values.
During the twelve months ended December 31, 2023, the Company increased the carrying amount of the redeemable noncontrolling interests to reflect the estimated redemption values as of the balance sheet date based on the formulaic redemption values, with an offsetting entry to retained earnings.
The rollforward of Redeemable noncontrolling interests at December 31 was:

in $ millions
Balance at December 31, 2020	322
Net income attributable to redeemable noncontrolling interests	22
Adjustment to the redemption value	18
Dividends paid	(26)
Balance at December 31, 2021	336

Net income attributable to redeemable noncontrolling interests	27
Adjustment to the redemption value	(40)
Dividends paid	(15)
Balance at December 31, 2022	308

Net income attributable to redeemable noncontrolling interests	28
Adjustment to the redemption value	24
Dividends paid	(27)
Balance at December 31, 2023	333

CRH Form 10-K 98

24. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $11.3 billion and $9.3 billion in respect of loans and borrowings, bank advances and derivative obligations at December 31, 2023 and 2022 respectively, and $0.4 billion and $0.4 billion at December 31, 2023 and 2022, respectively, in respect of letters of credit due within one year.
Contractual commitments
Contractual commitments at December 31, 2023 were:

in $ millions	Unconditional purchase obligations
2024	1,216
Thereafter	887
Total contractual commitments	2,103

Legal Proceedings
The Company is not involved in any proceedings that it believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
25. Subsequent events
The Company has evaluated subsequent events occurring through to the date the Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements except as noted below or disclosed in the notes elsewhere.
Dividends
It is proposed to pay an interim dividend for Q1 2024 of $0.35 per share on April 17, 2024 to shareholders registered at the close of business on March 15, 2024.

CRH Form 10-K 99

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Management’s Report on Internal Control over Financial Reporting
In accordance with the requirements of Rule 13a-15 of the Securities Exchange Act 1934, the following report is provided by management in respect of the Company’s internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements for external purposes in accordance with United States generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Company’s published Consolidated Financial Statements for external purposes under generally accepted accounting principles. In connection with the preparation of the Company’s annual Consolidated Financial Statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded and hereby reports that as of December 31, 2023, the Company’s internal control over financial reporting is effective. Our auditor, Deloitte Ireland LLP (PCAOB ID No. 1193), a registered public accounting firm, who have audited the Consolidated Financial Statements for the year ended December 31, 2023, have audited the effectiveness of the Company’s internal controls over financial reporting. Their report, on which an unqualified opinion is expressed thereon, is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of December 31, 2023. Based on that evaluation, the Chief Executive and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
In designing and evaluating our disclosure controls and procedures, management, including the Chief Executive and the Chief Financial Officer, recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of CRH public limited company (CRH plc).
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CRH plc and subsidiaries (the Company) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's change in reporting framework.

CRH Form 10-K 100

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte Ireland LLP
Dublin, Ireland
February 29, 2024

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

CRH Form 10-K 101

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023. This information will also be contained in the Company’s Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable Irish and UK requirements.

Item 11. Executive Compensation
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023. This information will also be contained in the Company’s Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable Irish and UK requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023. This information will also be contained in the Company’s Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable Irish and UK requirements.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023. This information will also be contained in the Company’s Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable Irish and UK requirements.

Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2023. This information will also be contained in the Company’s Notice of Meeting and Proxy Statement for its 2024 Annual General Meeting, prepared in accordance with applicable Irish and UK requirements.

CRH Form 10-K 102

PART IV

Item 15. Exhibit and Financial Statement Schedules
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Part II, Item 8 hereof.
2. Exhibits
3.1    Memorandum and Articles of Association (incorporated by reference to Exhibit 99.1 to the current report on Form 6-K furnished September 25, 2023).
4.1    Indenture, dated as of March 20, 2002, among CRH America, Inc., CRH plc and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form F-3 filed July 19, 2013).
4.2    Officer’s Certificate of CRH America, Inc. pursuant to Sections 102 and 301 of the Indenture, dated September 29, 2003, setting forth the terms of its 6.40% Notes due 2033 (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed December 28, 2023).
4.3     Global Security for the 6.40% Notes due 2033 (incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed December 28, 2023).
4.4    Description of securities registered under Section 12 of the Exchange Act.
10.1    Multicurrency Facility Agreement, originally dated June 11, 2014, between CRH plc and National Westminster Bank plc (as Agent), as amended and restated by amendment and restatement agreements dated April 7, 2017, April 10, 2019, April 1, 2021 and May 11, 2023.
10.2    Amendment and Restatement Agreement, dated May 11, 2023, between CRH plc, Bank of America Europe Designated Activity Company (as Retiring Agent), National Westminster Bank PLC (as Successor Agent) and others.
10.3*     Rules of the CRH 2021 Savings-Related Share Option Scheme – (Republic of Ireland) (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-8 filed August 22, 2023).
10.4*     Rules of the CRH 2021 Savings-Related Share Option Scheme – (United Kingdom) (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-8 filed August 22, 2023).
10.5*     Rules of the CRH plc 2014 Performance Share Plan (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-8 filed August 22, 2023).
10.6*     Rules of the CRH plc 2014 Deferred Share Bonus Plan (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-8 filed August 22, 2023).
10.7*    Rules of the CRH plc 2013 Restricted Share Plan
10.8*     Rules of the CRH 2010 Savings-Related Share Option Scheme – (Republic of Ireland) (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-8 filed August 22, 2023).
10.9*     Rules of the CRH 2010 Savings-Related Share Option Scheme – (United Kingdom) (incorporated by reference to Exhibit 4.8 to the registration statement on Form S-8 filed August 22, 2023).
10.10*     Trust Deed and Rules, dated September 6, 1990 of the Roadstone Limited Share Participation Scheme (incorporated by reference to Exhibit 4.9 to the registration statement on Form S-8 filed August 22, 2023).
10.11*     Deed of Amendment, dated November 17, 2009, to the Trust Deed and Rules of the Roadstone Limited Share Participation Scheme (incorporated by reference to Exhibit 4.10 to the registration statement on Form S-8 filed August 22, 2023).
10.12*     Deed of Amendment, dated March 7, 2016, to the Trust Deed and Rules of the Roadstone Limited Share Participation Scheme (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-8 filed August 22, 2023).
10.13*     Trust Deed and Rules, dated December 18, 2019 of the CRH Finance DAC Share Participation Scheme (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-8 filed August 22, 2023).
10.14*     Trust Deed and Rules, dated April 8, 1997 of the CRH Group Services Limited Share Participation Scheme (incorporated by reference to Exhibit 4.13 to the registration statement on Form S-8 filed August 22, 2023).
10.15*      Supplemental Deed, dated June 23, 1997, to the CRH Group Services Limited Share Participation Scheme (incorporated by reference to Exhibit 4.14 to the registration statement on Form S-8 filed August 22, 2023).
10.16*      Agreement, dated June 2, 1998, regarding amendments to the CRH Group Services Limited Share Participation Scheme (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-8 filed August 22, 2023).
10.17*     Trust Deed and Rules, dated October 12, 1989, of the Irish Cement Limited Share Participation Scheme (incorporated by reference to Exhibit 4.16 to the registration statement on Form S-8 filed August 22, 2023).
10.18*     Trust Deed and Rules, dated September 17, 1990 of the Irish Shared Administration Centre Limited Share Participation Scheme (incorporated by reference to Exhibit 4.17 to the registration statement on Form S-8 filed August 22, 2023).
10.19*     Agreement, dated November 27, 1996, regarding amendments to the Irish Shared Administration Centre Limited Share Participation Scheme (incorporated by reference to Exhibit 4.18 to the registration statement on Form S-8 filed August 22, 2023).
10.20*     Deed of Amendment, dated November 18, 2009, to the Irish Shared Administration Centre Limited Share Participation Scheme (incorporated by reference to Exhibit 4.19 to the registration statement on Form S-8 filed August 22, 2023).
10.21*     Deed of Amendment, dated January 7, 2019, to the Irish Shared Administration Centre Limited Share Participation Scheme (incorporated by reference to Exhibit 4.20 to the registration statement on Form S-8 filed August 22, 2023).
10.22*     Trust Deed and Rules, dated October 26, 2018 of the Opterra Wössingen Share Participation Scheme (incorporated by reference to Exhibit 4.21 to the registration statement on Form S-8 filed August 22, 2023).
CRH Form 10-K 103

10.23*     Oldcastle Materials Inc., Retirement Savings Plan, as amended on December 21, 2009 (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 filed April 2, 2010).
10.24*     Oldcastle Precast, Inc. Profit Sharing Retirement Plan and Trust, dated February 26, 1970, as amended on January 1, 2010 (incorporated by reference to Exhibit 99.2 to the registration statement on Form S-8 filed April 2, 2010).
21.1     Principal Subsidiary Undertakings.
22.1     List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
23.1    Consent of Independent Registered Public Accounting Firm - Deloitte Ireland LLP.
24.1    Power of Attorney (included on signature page).
31.1    Certification of Chief Executive Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**    Certification of Chief Executive Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**    Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1     Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
97.1    Policy Relating to Recovery of Erroneously Awarded Compensation.
101    Inline eXtensible Business Reporting Language (XBRL).
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
*    Management compensation plan or arrangement.
**    Furnished herewith.
The total amount of long-term debt of the registrant and its subsidiaries authorized under any one instrument does not exceed 10% of the total assets of CRH plc and its subsidiaries on a consolidated basis. The Company agrees to furnish copies of any such instrument to the SEC upon request.

Item 16. Form 10–K Summary
We have chosen not to include an optional summary of the information required by this Annual Report on Form 10‐K.
CRH Form 10-K 104

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Jim Mintern
Jim Mintern
Chief Financial Officer
February 29, 2024

Power Of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jim Mintern, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richie Boucher R. Boucher	(Chairman of the Board)	February 29, 2024
/s/ Albert Manifold A. Manifold	(Chief Executive and Director)	February 29, 2024
/s/ Jim Mintern J. Mintern	(Chief Financial Officer and Director)	February 29, 2024
/s/ Lamar McKay L. McKay	(Non-management Director)	February 29, 2024
/s/ Caroline Dowling C. Dowling	(Non-management Director)	February 29, 2024
/s/ Johan Karlström J. Karlström	(Non-management Director)	February 29, 2024
/s/ Shaun Kelly S. Kelly	(Non-management Director)	February 29, 2024
/s/ Gillian L. Platt G.L. Platt	(Non-management Director)	February 29, 2024
/s/ Mary K. Rhinehart M.K. Rhinehart	(Non-management Director)	February 29, 2024
/s/ Badar Khan B. Khan	(Non-management Director)	February 29, 2024
/s/ Richard Fearon R. Fearon	(Non-management Director)	February 29, 2024
/s/ Siobhán Talbot S. Talbot	(Non-management Director)	February 29, 2024
/s/ Christina Verchere C. Verchere	(Non-management Director)	February 29, 2024

CRH Form 10-K 105