Form 10-K/A
period 2023-12-31
CRH PUBLIC LTD CO
filed 2024-03-15
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
+353 1 404 1000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Ordinary Shares of €0.32 each 6.40% notes due 2033	CRH CRH/33A	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
The aggregate market value of the voting shares held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of CRH plc’s most recently completed second fiscal quarter (June 30, 2023), was $40,589,313,781. CRH plc has no non-voting common equity.
As of February 15, 2024, the number of outstanding ordinary shares was 690,357,372.
Documents Incorporated by Reference: None

EXPLANATORY NOTE
CRH plc (together with its consolidated subsidiaries, the “Company”, “CRH”, the “Group”, “we”, “us” or “our”), a corporation organized under the laws of the Republic of Ireland, is a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company voluntarily has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (SEC) instead of filing on the reporting forms available to foreign private issuers.

The Company also files a notice of meeting and proxy statement for its 2024 Annual General Meeting prepared in accordance with applicable Irish and UK requirements (the “Notice and Proxy Statement”). As the Notice and Proxy Statement is not filed pursuant to Regulation 14A, the Company is not permitted to incorporate by reference information required by Part III of its Form 10-K from the Notice and Proxy Statement. The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”) on February 29, 2024. In reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K Amendment”) in order to include in the Annual Report on Form 10-K the Part III information not previously included therein.

The Company has also included the information in this Form 10-K Amendment as part of its Notice and Proxy Statement, which the Company is furnishing on a Form 8-K on the date hereof.

No attempt has been made in this Form 10-K Amendment to modify or update the other disclosures presented in the Annual Report on Form 10-K, and this Form 10-K Amendment does not reflect events occurring after the filing of the Annual Report on Form 10-K except as otherwise noted. Accordingly, this Form 10-K Amendment should be read in conjunction with the Annual Report on Form 10-K and the Company’s other filings with the SEC. The Company undertakes no obligation to update any statements contained in the Annual Report on Form 10-K, this Form 10-K Amendment or the documents incorporated by reference therein or herein for revisions or changes after the filing date of the Annual Report on Form 10‐K or this Form 10-K Amendment, other than as required by law.

References to U.S. GAAP mean the accounting principles generally accepted in the United States. References in this document to other documents on the Company’s website are included only as an aid to their location, and information on the Company’s website does not form part of, and is not incorporated by reference into, this Form 10-K Amendment.

CRH Form 10-K/A 4

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
In particular, the following, among other statements, are all forward-looking in nature: plans and expectations regarding the appointment and terms of directors and officers and the Board’s strategic priorities; plans and expectations regarding CRH’s share buyback program; plans and expectations regarding CRH’s transition to a quarterly dividend cadence; plans and expectations regarding CRH’s transition to U.S. domestic issuer status, including the nature of new governance and compensation practices and policies and the timing of their adoption; plans and expectations regarding shareholder engagement; plans and expectations regarding CRH’s decarbonization targets, sustainability- and diversity-related initiatives; and plans and expectations regarding the vesting of equity incentive awards.
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
A number of material factors could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements, certain of which are beyond our control, and which include, among other factors: economic and financial conditions, including changes in interest rates, inflation, price volatility and/or labor and materials shortages; demand for infrastructure, residential and non-residential construction and our products in geographic markets in which we operate; increased competition and its impact on prices and market position; increases in energy, labor and/or other raw materials costs; adverse changes to laws and regulations, including in relation to climate change; the impact of unfavorable weather; investor and/or consumer sentiment regarding the importance of sustainable practices and products; availability of public sector funding for infrastructure programs; political uncertainty, including as a result of political and social conditions in the jurisdictions CRH operates in, or adverse political developments, including the ongoing geopolitical conflicts in Ukraine and the Middle East; failure to complete or successfully integrate acquisitions or make timely divestments; cyber-attacks and exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks, including due to product failures. Additional factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those expressed by the forward-looking statements in this report include, but are not limited to, the risks and uncertainties described herein and in “Risk Factors” in Part 1, Item 1A of the Annual Report on Form 10-K.
The Company's independent auditors have not examined or performed any procedures with respect to any forward-looking information contained herein and assume no responsibility for such information.
CRH Form 10-K/A 5

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Corporate Governance
The Company is committed to a high standard of corporate governance and regularly reviews its governance structures and arrangements to ensure that they meet best practices and applicable regulatory requirements.
Governance Framework

CRH Form 10-K/A 6

Board of Directors
Our Director nominees possess a range of diverse backgrounds, skills, knowledge, and experience that we believe are integral to an effective and well-functioning Board. For more information about our Director nominees, please see our Director biographies below and the summary of competencies on page 13.

Richie Boucher
Independent Chairman and Non-management Director
Appointed to the Board: March 2018
Nationality: Irish
Age: 65
Skills and experience:
Richie has extensive experience in all aspects of financial services and was Chief Executive of Bank of Ireland Group plc between February 2009 and October 2017. He also held a number of key senior management roles within Bank of Ireland, Royal Bank of Scotland and Ulster Bank. He is a past President of the Institute of Banking in Ireland and of the Irish Banking Federation.
Education: Bachelor of Arts (Economics) from Trinity College, Dublin; Fellow of the Institute of Banking in Ireland.
External appointments:
Current Public Directorships: Non-management Director of Kennedy-Wilson Holdings, Inc., a global real estate investment company.
Current Non-Public Directorships: Non-executive Director of ClonBio Group Limited, which manufactures sustainable bio products and produces renewable energy.
Former Public Directorships in the Last 5 Years: Atlas Mara plc; Eurobank Ergasias S.A.
Committee membership:
ADF (Chairman); COMP; NCG (Chairman); and SESR

Albert Manifold
Chief Executive and Executive Director
Appointed to the Board: January 2009
Nationality: Irish
Age: 61
Skills and experience:
Albert joined CRH in 1998. Prior to joining CRH, he was Chief Operating Officer with a private equity group. While at CRH he has held a variety of senior positions, including Finance Director of the Europe Materials Division, Group Development Director and Managing Director of Europe Materials. He became Chief Operating Officer in January 2009 and was appointed Group Chief Executive with effect from January 1, 2014.
Education: FCPA, MBA, MBS.
External appointments:
Current Public Directorships: Non-executive Director of LyondellBasell Industries N.V., one of the largest plastics, chemicals and refining companies in the world.
Current Non-Public Directorships: Non-executive Director of Mercury Holdings Unlimited Company, a European leader in construction solutions.
Former Public Directorships in the Last 5 Years: Not applicable.
Committee membership:
ADF and SESR

Jim Mintern
Chief Financial Officer and Executive Director
Appointed to the Board: June 2021
Nationality: Irish
Age: 57
Skills and experience:
Jim has over 30 years’ experience in the building materials industry, over 20 years of which have been with CRH. Jim joined CRH as Finance Director for Roadstone and since then has held several senior positions across the Group, including Country Manager for Ireland, Managing Director of each of the Western and Eastern regions of our Europe Materials Division and Chief of Staff to the Chief Executive. He was appointed to the Board and became Chief Financial Officer with effect from June 1, 2021.
Education: Fellow of Chartered Accountants Ireland; Bachelor of Commerce from University College Dublin.
External appointments:
Current Public Directorships:
Not applicable.
Current Non-Public Directorships: Not applicable.
Former Public Directorships in the Last 5 Years: Not applicable.
Committee membership: ADF

Board Committees
Acquisitions, Divestments & Finance Committee	ADF
Audit Committee	AUDIT
Nomination & Corporate Governance Committee	NCG
Compensation Committee	COMP
Safety, Environment & Social Responsibility Committee	SESR

CRH Form 10-K/A 7

Lamar McKay
Senior Independent Director and Non-management Director
Appointed to the Board: December 2020
Nationality: United States
Age: 65
Skills and experience:
Lamar is currently non‐management Chairman of APA Corporation, an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. He was, until July 2020, Chief Transition Officer of BP plc. During a 40 year career in Amoco and subsequently with BP, following the merger of the two companies, Lamar held a variety of senior executive roles, including responsibility for BP’s interests in the TNK-BP joint venture, Chairman and CEO of BP Americas (during which period he acted as President of the Gulf Coast Restoration Organization and Chief Executive Officer for BP’s worldwide Upstream Division). From April 2016 to February 2020 he was Deputy Group Chief Executive Officer of BP.
Education: Bachelor of Science from Mississippi State University.
External appointments:
Current Public Directorships:
APA Corporation.
Current Non-Public Directorships: Not applicable.
Former Public Directorships in the Last 5 Years: Not applicable.
Committee membership:
COMP (Chairman); NCG; and SESR

Caroline Dowling
Non-management Director
Appointed to the Board: March 2021
Nationality: Irish
Age: 57
Skills and experience:
Caroline was, until her retirement in February 2018, a Business Group President of Flex Ltd, an industry leading Fortune 500 company, with operations in 30 countries. In this role she led the Telecommunications, Enterprise Compute, Networking and Cloud Data Centre and was also responsible for managing the Global Services Division, supporting complex supply chains. Prior to this, Caroline held a range of senior executive roles in Flex, including responsibility for development & strategy, marketing, retail & technical services and global sales.
Education: Diploma in Environmental, Social and Governance from the Corporate Governance Institute
External appointments:
Current Public Directorships: Non-executive Director of DCC plc and IMI plc.
Current Non-Public Directorships: Non-executive Director of Orion SCM, Inc., a US-based software firm.
Former Public Directorships in the Last 5 Years: Not applicable.
Committee membership:
ADF; AUDIT; and COMP

Richard Fearon
Non-management Director
Appointed to the Board: December 2020
Nationality: United States
Age: 68
Skills and experience:
Richard was, until March 2021, the Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation plc, a global power management company, roles he held since 2009 and 2002, respectively. He had responsibility and oversight for a number of key operational and strategic functions at Eaton, including accounting, control, corporate development, information systems, internal audit, investor relations, strategic planning, tax and treasury functions. Prior to joining Eaton, he worked at several large diversified companies, including Transamerica Corporation, NatSteel Ltd, and The Walt Disney Company. He also served as a management consultant with Booz Allen & Hamilton and The Boston Consulting Group.
Education: Bachelor of Arts in Economics from Stanford University; Masters of Business Administration from Harvard Business School; and a Juris Doctor from Harvard Law School.
External appointments:
Current Public Directorships: Non-executive Chairman and independent director of Avient Corporation; non-management Director of Crown Holdings, Inc. and non-management Director of Waters Corporation.
Current Non-Public Directorships: Not applicable.
Former Public Directorships in the Last 5 Years: Eaton Corporation plc; Hennessy Capital Investment Corp. VI.
Committee membership:
ADF; AUDIT*; and SESR
*Audit Committee Financial Expert as determined by the Board

CRH Form 10-K/A 8

Johan Karlström
Non-management Director
Appointed to the Board: September 2019
Nationality: Swedish
Age: 67
Skills and experience:
Johan was, until 2017, President and Chief Executive Officer of Skanska AB, a leading multinational construction and project development company. Over a thirty-year career with Skanska, he held a variety of leadership roles in Europe and America, before becoming President and Chief Executive in 2008. He also served as President and Chief Executive Officer of BPA (now Bravida), a listed mechanical and installation group from 1996 to 2000.
Education: Masters degree in Engineering from the KTH Royal Institute of Technology, Sweden.
External appointments:
Current Public Directorships: Not applicable.
Current Non-Public Directorships: Chairman of Nimlas AB.
Former Public Directorships in the Last 5 Years: Sandvik AB; Skanska SB.
Committee membership:
ADF; COMP; and SESR

Shaun Kelly
Non-management Director
Appointed to the Board: December 2019
Nationality: Dual Irish & United States
Age: 64
Skills and experience:
Shaun was until September 2019, the Global Chief Operating Officer of KPMG International, where he was responsible for the execution of the firm’s global strategy and for the delivery of various global initiatives. Over a thirty-year career with KPMG, the majority of which was spent in the U.S., he held a variety of senior leadership positions, including Partner in Charge, U.S. Transaction Services (2001 to 2005), Vice Chair and Head of U.S. Tax (2005 to 2010) and Vice Chair Operations and Chief Operating Officer Americas (2010 to 2015), before his appointment as Global Chief Operating Officer in 2015.
Education: Fellow of Chartered Accountants Ireland and a U.S. Certified Public Accountant; Bachelor of Commerce and Diploma in Professional Accounting from University College Dublin; and an honorary doctorate from Queen’s University Belfast.
External appointments:
Current Public Directorships:
Not applicable.
Current Non-Public Directorships: Non-executive Director of Park Indemnity Limited.
Former Public Directorships in the Last 5 Years: Not applicable.
Committee membership:
ADF; AUDIT* (Chairman); and COMP
*Audit Committee Financial Expert as determined by the Board

Badar Khan
Non-management Director
Appointed to the Board: October 2021
Nationality: Dual British & United States
Age: 53
Skills and experience:
Badar is currently Chief Executive Officer and Director of EVgo, Inc., one of the largest public electric vehicle fast charging networks in the U.S. He was, until June 2022, President of National Grid US, a major business segment of the leading energy transmission and distribution company, National Grid plc. Prior to this, he held a variety of roles in National Grid, including responsibility for strategy and innovation. Before joining National Grid he worked at Centrica plc (2003 to 2017), a leading international energy services and solutions company, where he held a variety of senior executive positions in the UK and U.S., and has prior experience in marketing, consulting and project management.
Education: Bachelor of Engineering from Brunel University and an MBA from The Wharton School of the University of Pennsylvania.
External appointments:
Current Public Directorships: EVgo Inc.
Current Non-Public Directorships: Not applicable.
Former Public Directorships in the Last 5 Years: Not applicable.
Committee membership:
ADF; AUDIT; and NCG

Gillian L. Platt
Non-management Director
Appointed to the Board: January 2017
Nationality: Canadian
Age: 70
Skills and experience:
During the course of her executive career, Gillian held a number of senior leadership positions in a variety of industries, geographies and roles including human resources, corporate affairs and strategy. Most recently she was Executive Vice President and Chief Human Resources Officer at Finning International, Inc. (the world’s largest Caterpillar equipment dealer) with global responsibility for human resources, talent development and communications. She previously held senior executive roles at Aviva, the multinational insurance company, as Executive Vice President Human Resources and Executive Vice President Strategy and Corporate Development.
Education: Bachelor of Arts from the University of Western Ontario and a Masters of Education from the University of Toronto.
External appointments:
Current Public Directorships: Non-management Director of Interfor Corporation, a Canadian listed company, which is one of the world’s largest providers of lumber.
Current Non-Public Directorships: Not applicable.
Former Public Directorships in the Last 5 Years: Not applicable.
Committee membership:
COMP; NCG; and SESR

CRH Form 10-K/A 9

Mary K. Rhinehart
Non-management Director
Appointed to the Board: October 2018
Nationality: United States
Age: 65
Skills and experience:
Mary is non‐management Chairman of Johns Manville Corporation, which is a leading global manufacturer of premium-quality building products and engineered specialty materials, and Lubrizol Corporation, which is a global specialty chemicals company. Over nearly 40 years with Johns Manville she held a wide range of global leadership roles, encompassing responsibility for business management and strategic business development and was also Chief Financial Officer. Mary was formerly a non‐management Director of Ply Gem Holdings Inc., a leader in exterior building products in North America and Lead Director of CoBiz Financial Inc.
Education: Bachelor’s degree in Finance from the University of Colorado; MBA from the University of Denver.
External appointments:
Current Public Directorships: Non-executive Director of Graphic Packaging Holding Company.
Current Non-Public Directorships: Non-executive Chairman of Johns Manville Corporation and Lubrizol Corporation, both Berkshire Hathaway companies.
Former Public Directorships in the Last 5 Years: Not applicable.
Committee membership:
COMP; NCG; and SESR (Chairman)

Siobhán Talbot
Non-management Director
Appointed to the Board: December 2018
Nationality: Irish
Age: 60
Skills and experience:
Siobhán was, until her retirement in December 2023, Group Managing Director of Glanbia plc, a global nutrition company with operations in 32 countries. Prior to her appointment as Group Managing Director in 2013, she served as Finance Director, a role which encompassed responsibility for Glanbia’s strategic planning. Prior to joining Glanbia, she worked with PricewaterhouseCoopers in Dublin and Sydney.
Education: Fellow of Chartered Accountants Ireland; Bachelor of Commerce; and a Diploma in Professional Accounting from University College Dublin.
External appointments:
Current Public Directorships: Not applicable.
Current Non-Public Directorships: No applicable.
Former Public Directorships in the Last 5 Years: Glanbia plc.
Committee membership:
ADF; AUDIT*; and NCG
*Audit Committee Financial Expert as determined by the Board

Christina Verchere
Non-management Director
Appointed to the Board: March 2023
Nationality: Dual British and United States
Age: 52
Skills and experience:
Christina, is Chief Executive Officer of OMV Petrom S.A. (OMVP), a position she has held since 2018. OMVP is the largest integrated energy company in Southern and Eastern Europe and is active across the energy value chain from oil and gas production to power generation and supply. Prior to joining OMVP, Christina spent over 20 years working with BP plc, a leading multinational oil and gas company, where she held a variety of senior leadership positions in the UK, the U.S., Canada and Indonesia, including Regional President, Asia Pacific and Regional President, Canada.
Education: Master’s Degree in Economics Science from the University of Aberdeen, Scotland.
External appointments:
Current Public Directorships: OMV Petrom
Current Non-Public Directorships: Not applicable.
Former Public Directorships in the Last 5 Years: Not applicable.
Committee membership:
AUDIT and SESR

Board Committees
Acquisitions, Divestments & Finance Committee	ADF
Audit Committee	AUDIT
Nomination & Corporate Governance Committee	NCG
Compensation Committee	COMP
Safety, Environment & Social Responsibility Committee	SESR

CRH Form 10-K/A 10

Global Leadership Team1

Albert Manifold
Chief Executive See biography on page 7.

Jim Mintern
Chief Financial Officer See biography on page 7.

Randy Lake
Chief Operating Officer
Age: 58 Skills and experience:
Randy joined CRH in the Americas in 1996 and has held several senior operating positions across multiple CRH businesses, initially in Architectural Products, then in Materials. In 2008, he was appointed President of our Americas Materials Performance group and subsequently led the launch of our Building Solutions business. Prior to his current appointment, Randy served as President of Americas Materials from 2012 to 2020 and Group Executive, Strategic Operations from 2020 to 2021. Randy is actively involved in the Materials industry in North America and served as Chairman of the U.S. National Stone, Sand & Gravel Association in 2018.
Education: BS (Business Administration), MBA

Peter Buckley
President, Europe Division
Age: 58 Skills and experience:
Peter joined CRH in 2009 as Country Manager, China. Since then, he has held a variety of Senior Vice President roles across Asia-Pacific, Europe Materials East, Ash Grove Cement and UK & Ireland. He was President of Europe West prior to taking up his current role in 2024. Before joining CRH, Peter held various management positions globally in the paper and packaging industry.
Education: BComm

Nathan Creech
President, Americas Division
Age: 48 Skills and experience:
Nathan joined CRH in the Americas in 2011. Prior to joining CRH, he held various operating and strategy roles in the building materials industry. At CRH, he has served in a number of business development and executive leadership roles, including Vice President U.S. Strategy & Development, Senior Vice President, Central Division of Americas Materials and most recently as President of CRH’s Building Envelope business. Nathan was appointed President of Building Products in 2021 and President of our new Americas Division in January 2023.
Education: BS (Business), MBA

Bob Feury
Chief Culture & People Officer
Age: 61 Skills and experience:
Bob joined CRH in 1996 with the acquisition of his family’s business, Allied Building Products, which later became Americas Distribution. Upon the divestment of Americas Distribution in 2018, he served as Executive Vice President of Strategy and Development for CRH’s Building Products Division. In 2023, Bob joined CRH’s Global Leadership Team on his appointment as Chief Culture & People Officer (CCPO), a new role established to elevate strategic focus on culture and people.
Education: BS (Finance and Financial Management Services)

Isabel Foley
Group General Counsel
Age: 63 Skills and experience:
Isabel joined CRH in 2020 in the newly created role of Group General Counsel. Isabel was previously a partner at Arthur Cox, one of Ireland's top-tier law firms, and is recognized globally as a leader in her field. She has advised State entities, multinationals and domestic corporations, and their boards, on business-critical risk, exposure and litigation arising from transactions and disputes as well as regulatory compliance and competition issues. Isabel is also an accredited mediator and an experienced and active mentor.
Education: BCL, Law Society of Ireland, CEDR Accredited Mediator

John Lydon
Director of Development
Age: 51 Skills and experience:
John joined CRH’s Global Leadership Team in November 2022, in the new role of Director of Development, John spent over 20 years in the investment banking industry, working with leading corporates in Europe, Asia and North America with J.P. Morgan and Deutsche Bank covering M&A, capital markets and strategic advisory. Immediately prior to CRH, he was Head of Capital Markets at Davy, Ireland’s largest wealth manager and corporate adviser.
Education: BBL (Business and Law), MFin

Juan Pablo San Agustín
Group Executive, Strategic Planning, Innovation and Venturing
Age: 55 Skills and experience:
Juan Pablo joined CRH in October 2020. He has over 25 years' experience working in the building materials industry across the Americas and Europe. His areas of expertise cover strategic planning, M&A, venture capital, digital innovation, and marketing. Immediately prior to CRH, he served as EVP of Strategic Planning and New Business Development at CEMEX, a Mexico-based multinational building materials company.
Education: BS, MBA

Philip Wheatley
Chief Growth Officer
Age:49 Skills and experience:
Philip re-joined CRH in the role of Chief Growth Officer in 2023. He previously worked for CRH for 16 years across a variety of roles in Corporate Development and Strategy, most recently as the Group Head of M&A. Prior to this, he held roles as the Group Strategy and Development Director, Development Director for Europe Materials and Group Development Manager.
Before joining CRH, Philip held various M&A and operating roles in the financial services and building materials industries.
Education: BA, ACA

1 Members of our Global Leadership Team are appointed to their roles and serve at the discretion of the Company, rather than for a specific term of office.
CRH Form 10-K/A 11

Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines (the “Governance Guidelines”) as a general framework to assist the Board in carrying out its responsibility for the business and affairs of the Company. The Governance Guidelines, which are available on www.crh.com, cover the role of the Board and management, the composition of the Board, the structure, operations, duties and responsibilities of the Board. The Nomination & Corporate Governance Committee keeps these guidelines under review and recommends any changes for approval by the Board.
Board Leadership and Structure
The roles of Chairman and Chief Executive are not currently combined. The Chairman is Richie Boucher, who is an independent non-management Director. Mr. Boucher was appointed to this role in January 2020, having joined the Board in March 2018. The Chief Executive is Albert Manifold who has held this position since January 2014 and has been a Board member since January 2009.
There is a clear division of responsibilities between the roles of the Chairman and the Chief Executive, which is set out in the Governance Guidelines.
The Board has appointed a Senior Independent Director, who chairs Board and Committee meetings in the absence of the Chairman and who is available to shareholders who have concerns that cannot be addressed through the Chairman, Chief Executive or Chief Financial Officer. The normal term of appointment is for a period of two years, which is renewable. This position has been held by Lamar McKay since April 2022.
Tenure of Directors
All Directors serve a one-year term, except that the initial term for each Director shall run from the date of appointment until the next Annual General Meeting (AGM) and are subject to election by shareholders at each AGM.
The Board does not believe that it should limit the number of terms for which a person may serve as a Director as they develop significant insights into the Company and its operations over time. Nonetheless, the Board keeps the tenure of Directors under regular review to ensure there is an appropriate focus on Board refreshment and mix of skills and expertise relevant to the needs of the Board and the Company. Directors with long tenure are subject to a rigorous performance review.
Diversity Policy
The Board is committed to ensuring that the Board (and the Audit, Compensation and Nomination & Corporate Governance Committees) and the senior executive team is sufficiently diverse and appropriately balanced. The objective of this policy is to ensure that diversity in all its forms is a core component in the decision-making process for Board renewal and management succession. In its work in the area of Board renewal and succession planning, the Nomination & Corporate Governance Committee looks at the following four criteria when considering Director roles:
•International business experience, particularly in the regions in which the Company operates or into which it intends to expand;
•Skills, knowledge and expertise (including education or professional background) in areas relevant to the operation of the Board;
•Diversity in all aspects, including nationality, gender, ethnicity, sexual orientation, disability, educational, professional and socio-economic backgrounds, and personal strengths; and
•The need for an appropriately sized Board.
During the ongoing process of Board renewal, each, or a combination, of these factors can take priority.
To date, the Board has not set any policy regarding age.
It is the policy of the Board that there is regular refreshment of the Board’s Committees, which ensures to the extent possible that the overall experience and diversity of the Directors is reflected in the composition of the Committees and Chair roles, taking into account other requirements such as Board succession planning and the need for financial experts to be members of the Audit Committee.
Process for selection of Non-management Directors
The Board plans for its own succession with the assistance of the Nomination & Corporate Governance Committee. The process to identify, evaluate and appoint a non-management Director with the suitable experience, skills and time commitment takes into account both the needs of the Company and the diversity, tenure and skills of existing Board members.

Non-management Director Appointment Process

•Non-management Director recruitment processes are supported by an external recruitment agent;
•A skills matrix is maintained to identify particular skills that would enhance the Board or which might need to be replaced following planned Board retirements. The composition and skills of the Board is also reviewed as part of the annual Board evaluation process;
•Potential candidate lists are collated based on specifications agreed following input from the Nomination & Corporate Governance Committee;
•The Nomination & Corporate Governance Committee reviews candidate lists and selects individuals for interview; and
•Once a preferred candidate is identified other members of the Board are invited to meet with them prior to formal consideration of their appointment to the Board.

Board Evaluation
The Nomination & Corporate Governance Committee is responsible for conducting an annual review of Board effectiveness, the composition of the Board in the context of the skills, knowledge, experience and diversity required, the operation and performance of the Chairman, the Board and its Committees, and the effectiveness of Board communications. The Senior Independent Director, who is a member of the Nomination & Corporate Governance Committee, is generally delegated responsibility by the Nomination & Corporate Governance Committee to lead the evaluation process on its behalf. Periodically, the evaluation is supported by an external service provider.
The internal Board performance evaluation conducted in 2023 involved a series of one-to-one meetings, with a report of the feedback being considered by the Board. A number of minor suggestions were made in the report, including in relation to the structure of pre-read materials, further enhancements to the structure of discussions on strategic topics and building on the successful New York Stock Exchange (NYSE) listing.

CRH Form 10-K/A 12

Director Orientation & Continuing Education
The Chairman agrees a tailored and comprehensive induction program with each new non-management Director. New non-management Directors are provided with extensive briefing materials on the Company and its operations, the procedures relating to the Board and its Committees and their duties and responsibilities as Directors under legislation and regulations that apply to the Company.
Directors regularly receive copies of research and analysis conducted on the Company and the building materials sector, and receive relevant industry, economic and geo-political updates. Directors are provided with regular training on compliance and ethics matters, while updates in relation to other relevant matters, for example, changes in company law, are provided from time to time.
In addition, two Board site visits each year are leveraged to gain a detailed understanding of CRH’s business model and strategy. The site visits in 2023 were to operations in Poland and Canada.
Shareholder Engagement
Engagement with our investors helps us better understand their expectations for our financial and sustainability performance. Over the past 12 months, the Chairman held meetings with shareholders holding approximately 40% of CRH’s issued share capital on corporate governance matters, during which he outlined the Board’s priorities and perspectives, to ascertain shareholders' views on a wide range of topics such as:
•The NYSE listing, including detail around the transition, improvement in brand awareness and the factors that influence U.S. index inclusion;
•Our strategy in the United States and Europe and the success of our integrated solutions strategy;
•Capital allocation policies and M&A priorities;
•Succession planning, and the process being followed at the senior management level;
•Board composition, and the areas of focus for refreshment following the NYSE listing;
•The process to review our executive compensation structures; and
•Our approach to sustainability considering the differing European and United States regulatory regimes and progress towards our 2030 targets.
The feedback from these meetings was provided to the Board and relevant Committees.
Employee Engagement and Organization Culture
Members of the Nomination & Corporate Governance Committee hold a number of employee engagement sessions each year. These are a mix of in-person and virtual sessions.
The results from organizational health surveys are reported to the Board, while reports on the operation of CRH’s Hotline are reported to the Audit Committee and the Safety, Environment & Social Responsibility Committee.
Executive Succession Planning
Executive succession planning continues to be a focus for the Board. In particular, while no decisions have been made regarding timing or candidates, the Board has a well-defined process for managing Chief Executive succession in the medium-term, with plans for short-term emergency candidates if required for any circumstances.
Membership of the CRH Board
CRH is overseen by Directors with a diverse set of backgrounds, experiences and competencies which the Board feels are important to the long-term success of the Company and to drive further value creation for the Company’s shareholders.
CRH’s Directors contribute significant experience and skills in the areas most relevant to overseeing the Company’s business and strategy, including experience in building materials or similar capital intensive industries; global markets; strategy; M&A; safety and sustainability; and IT & Cybersecurity. The competency table below is intended to depict notable areas of focus for each Director, and not having a mark does not mean that a particular Director does not possess that qualification or skill. Nominees have developed competencies in these skills through education, direct experience and oversight responsibilities.

Summary of Director Competencies
	Accounting, Internal Control & Financial Expertise	Financial Services	Governance	M&A	Building Materials or Capital Intensive Industry Experience	IT & Cyber-security	Talent Management	Compensation	Safety & Sustainability (including Climate Change)	Strategy	Global Experience

R. Boucher		▲	▲	▲			▲	▲		▲
C. Dowling			▲	▲		▲	▲	▲	▲	▲	▲
R. Fearon	▲	▲	▲	▲	▲	▲			▲	▲	▲
J. Karlström			▲	▲	▲		▲	▲	▲	▲	▲
S. Kelly	▲		▲	▲		▲	▲	▲		▲	▲
B. Khan			▲		▲	▲			▲	▲
A. Manifold	▲		▲	▲	▲		▲		▲	▲	▲
J. Mintern	▲			▲	▲	▲			▲	▲	▲
L. McKay			▲	▲	▲	▲		▲	▲	▲	▲
G.L. Platt			▲				▲	▲	▲	▲
M.K. Rhinehart	▲		▲	▲	▲		▲	▲	▲	▲	▲
S. Talbot	▲		▲	▲			▲		▲	▲	▲
C. Verchere	▲			▲	▲		▲		▲	▲	▲

CRH Form 10-K/A 13

Committees of the Board
The Board has established five permanent Committees to assist in the execution of its responsibilities:
•Acquisitions, Divestments & Finance;
•Audit;
•Compensation;
•Nomination & Corporate Governance; and
•Safety, Environment & Social Responsibility.
Ad hoc Committees are formed from time to time to deal with specific matters.
The responsibilities of each of the Board’s Committees, which are summarized below, are set out in detail in their respective charters and which are available on the CRH website, www.crh.com.
Acquisitions, Divestments & Finance Committee

Chairman	Members	Primary Responsibilities
Richie Boucher	Caroline Dowling Richard Fearon Johan Karlström Shaun Kelly Badar Khan Albert Manifold Jim Mintern Siobhán Talbot
•Consider and approve acquisitions and divestitures and large capital expenditure projects up to agreed limits;
•Consider, at the request of management, the financial requirements of the Company and to agree with management appropriate funding arrangements;
•Consider and make recommendations to the Board in relation to the issue and buyback of shares and debt instruments and on the Company’s financing arrangements, as appropriate;
•As required, consider and make recommendations to the Board in relation to dividend levels on the Ordinary Shares;
•Keep the Board advised on the financial implications of Board decisions in relation to acquisitions;
•Approve guarantees related to bank financing provided by CRH plc up to certain limits;
•Assist management, at their request, in considering any financial or taxation aspect of the Company’s affairs; and
•Review the Company’s insurance arrangements.

Summary of Principal Activities in 2023
The Committee met four times during 2023, with the key areas of focus being the consideration and approval of a number of acquisitions and divestitures, which further enhance the Company’s integrated solutions strategy.
CRH Form 10-K/A 14

Audit Committee

Chairman	Members	Primary Responsibilities

Shaun Kelly*	Caroline Dowling Richard Fearon* Badar Khan Siobhán Talbot* Christina Verchere ALL INDEPENDENT *Financial Experts under relevant SEC rules
•Monitor the integrity of the financial statements of the Company, its periodic filings under the Exchange Act, its annual report and financial statements prepared in accordance with Irish company law, preliminary results’ announcements, and any other formal announcement relating to its financial performance, reviewing, and reporting to the Board on, significant financial reporting issues and judgements which they contain, having regard to the matters communicated to it by the auditor. Monitor the audit of the financial statements;
•Review and discuss the Company’s annual and audited financial statements, quarterly financial statements and SEC filings that contain such financial statements with management and the independent auditor, including reviewing the Company’s specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its annual and quarterly periodic filings with the SEC;
•Keep under review the effectiveness of the Company’s internal financial controls and the internal control and risk management systems and review and approve statements to be included in the Annual Report concerning internal control and risk management;
•Establish procedures for; (a) the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters; and (b) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters, or other violations of the Company’s Code of Business Conduct;
•Review the Company’s arrangements for its employees to raise concerns, in confidence, about possible wrongdoing in financial reporting or other matters and review the Company’s procedures and systems for detecting fraud and preventing bribery;
•Keep under review the adequacy of the Company’s compliance function;
•Monitor and review the effectiveness of the internal audit function;
•Review the effectiveness of the audit process and the independence and objectivity of the external auditors. Develop and monitor the policy on non-audit services to be provided by the external auditor. Approve the compensation and terms of engagement of the external auditor. Make recommendations to the Board in relation to the appointment or removal of the external auditor; and
•Report to the Board on how it has discharged its responsibilities.

Summary of Principal Activities in 2023

The Committee met six times during 2023, with the key areas of focus being the following:
•Considering the impact of CRH's transition to a primary listing on the NYSE, and the related move to quarterly reporting, on the Company's financial reporting and internal control processes;
•Recommended to the Board that it approve the interim and full year results statements and the 2022 Annual Report and Form 20-F;
•Reviewed and discussed with management and Deloitte the Company's reporting on climate-related risks, including the impact on the Company's accounting judgments, disclosures and financial statements, and their alignment with CRH's carbon emissions reduction targets;
•Reviewed management's impairment testing methodology and processes, including key judgment areas, assumptions and alignment with our carbon emissions reduction targets;
•Having received confirmation of their willingness to continue in office, recommended to the Board Deloitte's continuance in office for the 2024 financial year. Their continuance will be subject to a non-binding advisory vote at the 2024 AGM;
•Approved the Internal Audit Charter and audit plan for 2023;
•Received regular updates from the Head of Internal Audit on the delivery of the 2023 internal audit plan; and
•Reviewed an assessment by management of the effectiveness of the Company’s risk management and internal control systems. This had regard to risk management strategies and all material controls, including financial, operational and compliance controls that could affect the Company’s business.

CRH Form 10-K/A 15

Compensation Committee

Chairman	Members	Primary Responsibilities

Lamar McKay	Richie Boucher Caroline Dowling Johan Karlström Shaun Kelly Gillian Platt Mary Rhinehart ALL INDEPENDENT
•Making recommendations to the Board with respect to the compensation and incentive compensation and equity-based plans for executive officers (other than the Chief Executive) that are subject to Board approval;
•Being directly responsible for reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive, evaluating his or her performance in light of those goals and objectives, and determining and approving the Chief Executive’s compensation level;
•Determining (in his or her absence) the total individual compensation package of the Chairman;
•Being exclusively responsible for establishing the selection criteria, selecting, appointing and setting the terms of reference for any compensation consultants who advise the Committee, and for obtaining reliable, up-to-date information about compensation in other comparable companies;
•Approving the design of, and determining the financial and non-financial targets for, any short-term performance-related pay schemes operated by the Company and approve the total annual payments made under such schemes. The Committee shall additionally review the design of all long-term share incentive plans for approval by the Board and shareholders, as applicable; and
•Preparing such reports and other disclosure as may be required by applicable law and regulation to be prepared by the Committee, including disclosure required under Item 407(e)(5) of Regulation S-K and disclosure required to be prepared by the Committee for inclusion in the Company’s annual proxy statement.

Summary of Principal Activities in 2023

The Committee met six times during 2023, with the key areas of focus being the following:
•Considered and approved salary increases for the Executive Directors, see page 21 for more details;
•Considered and approved the vesting and grant of awards under the Company’s short-term and long-term share incentive schemes, see page 21 for more details; and
•Considered and approved updates to the Executive Directors service contracts.

Nomination & Corporate Governance Committee

Chairman	Members	Primary Responsibilities

Richie Boucher	Badar Khan Lamar McKay Gillian Platt Mary Rhinehart Siobhán Talbot ALL INDEPENDENT
•Identifying and nominating for the approval of the Board (i) candidates to fill Board vacancies as and when they arise, and (ii) Board nominees to stand for re-election as directors at the annual or, as applicable, special meeting of shareholders;
•Reviewing the independence of each Director and making recommendations to the Board regarding independence;
•Considering succession planning for Directors and senior executives;
•Keeping under review the leadership needs of the Company, both management and non-management, with a view to ensuring the continued ability of the Company to compete effectively in the marketplace;
•Approving the terms of reference for any external person or agency engaged to facilitate the evaluation of Board performance and overseeing the annual performance evaluation process of Company management and of the Board, including its Committees;
•Developing, and recommending to the Board, corporate governance guidelines applicable or appropriate to the Company and keeping under review corporate governance developments;
•Through the Chairman of the Board or through the Chairman of the Committee, ensuring that the Company maintains contact as required with its principal shareholders about corporate governance matters;
•Reviewing the disclosures and statements made in reports to shareholders on corporate governance contained in CRH’s required regulatory disclosures; and
•Reviewing and determining whether to approve any proposed transaction or ratify any transaction involving the Company and a related person which would be required to be disclosed under the rules of the SEC.

Summary of Principal Activities in 2023

The Committee met four times during 2023, with the key areas of focus being the following:
•Reviewed and monitored the structure, size, composition and balance of skills on the Board;
•Recommended the appointment of Ms. C. Verchere to the Board - see page 10 for details of Ms. Verchere’s skills and expertise;
•Recommended various updates in relation to the memberships of the Board’s Committees;
•Considered and recommended to the Board the approval of CRH’s Governance Guidelines following CRH’s transition to a primary listing on the NYSE during 2023; and
•In conjunction with the Board, overseeing the succession planning process for executives.

CRH Form 10-K/A 16

Safety, Environmental & Social Responsibility Committee

Chairman	Members	Primary Responsibilities

Mary Rhinehart	Richie Boucher Richard Fearon Johan Karlström Lamar McKay Albert Manifold Gillian Platt Christina Verchere
•Monitoring the work of management to ensure that the Company’s global health and safety policies and procedures are in line with best practice;
•Reviewing and tracking performance against the Company’s targets in the areas of health, safety, environment and social responsibility;
•Monitoring management’s strategies and action plans relating to health and safety, the environment and social responsibility, including inclusion and diversity programs;
•Keeping under review developments in health and safety, the environment and social responsibility that may impact the Company;
•Reviewing, at least annually, the Safety, Environment and Social Responsibility performance of the Company and reporting to the Board on any significant trends or developments;
•Reviewing the findings resulting from audits of safety and environment performance across the Company;
•Reviewing management’s implementation of recommendations to improve performance in areas under the responsibility of the Committee;
•As agreed with management, making periodic visits to locations worldwide in order to become familiar with the nature of the operations; and
•Reviewing and approving any reports on Safety, Environment and Social Responsibility in public documents such as the annual Sustainability Performance Report.

Summary of Principal Activities in 2023

The Committee met five times during 2023, with the key areas of focus being the following:
•Reviewed and monitored CRH’s sustainability and climate-related targets, actions and performance; and
•Considered and approved the publication of the 2022 Sustainability Performance Report and the inclusion of sustainability disclosures in the 2022 Annual Report on Form 20-F.

Meeting Attendance
Each of our current Directors attended over 75% of the meetings of our Board and the Committees on which they served as a regular member during 2023. There were a total of 13 Board meetings held during 2023. Overall attendance at Board and Committee meetings during 2023 was over 96% for our Directors as a group.
Directors are also expected to attend the AGM. All Directors, with the exception of Christina Verchere, who had a diary conflict predating her appointment to the Board, attended the AGM held on April 27, 2023.
Code of Business Conduct
Our culture as a company is built on our commitment to uphold the CRH values. At CRH, our values unite us in the way we work, every day, all over the world. They are the foundation of our culture — they show what’s important to us and are central to our success as a company.
At CRH, we do the right things in the right way, with respect for one another and for the law. This has always been our approach and as we continually reshape and improve our business, the one thing that will never change is our character – that combination of integrity, honesty and dependability that is a real strength of CRH.
The foundation of the Legal and Compliance program is the Code of Business Conduct (CoBC) and supporting policies, which set out our standards of legal, honest and ethical behavior. The CoBC complies with the applicable code of ethics regulations of the SEC arising from the Sarbanes-Oxley Act. The CoBC is applicable to all employees of the Company, including the Chief Executive, our Global Leadership Team and senior financial officers. A refreshed CoBC and an enhanced training module was launched during 2021 and in 2022 both the CoBC and the training module were further updated to reflect the Company's refreshed values. An electronic copy of the CoBC is available on our website, www.crh.com. Amendments to, or waivers of the provisions of, the CoBC, if any, made with respect to any of our Directors and executive officers will be posted on our website.
CRH's Internal Audit function works side-by-side with Legal and Compliance in monitoring compliance with the CoBC and supporting policies, and in providing an integrated approach to assurance. This cross-functional collaboration supports CRH's goal: to ensure CRH leads with integrity.
CRH Hotline
CRH has a Speak Up Policy which is available on www.crh.com in 22 languages. To provide guidance to reporters on our Speak Up channels and processes, Speak Up FAQs are also available to all employees in 22 languages. CRH engages an external service provider to administer an independent 24/7 multi-lingual confidential “Hotline” facility that allows reporters to make an anonymous report. CRH is committed to supporting all persons, including current, former and potential employees, customers, independent contractors, suppliers and/or other external stakeholders to raise good faith concerns that may be relevant to the CoBC, inappropriate or illegal behavior or violations of any CRH policies or local laws. Our Speak Up Policy outlines CRH’s commitment to providing various ways to speak up, handling those reports appropriately and confidentially and treating all reporters with fairness and respect to ensure they are comfortable when speaking up. All concerns are handled discreetly and are professionally investigated with appropriate actions taken based on investigation findings. CRH is committed to creating an atmosphere where employees feel empowered and feel comfortable to speak up when they have good faith concerns. The Policy also affirms our zero-tolerance approach to retaliation or any form of penalization for reporting good faith concerns pursuant to the Speak Up Policy. Both the Audit Committee and the SESR Committee receive regular updates from management on the key insights gained from the assessment of issues being raised on the Hotline as well as the responses to, and actions taken as a consequence of, issues being reported.
Shareholder Communications with the Board
Shareholders or interested parties desiring to communicate directly with the Board or with any individual Director may do so in writing addressed to the intended recipient or recipients, c/o Company Secretary, CRH plc, 42 Fitzwilliam Square, Dublin 2, D02 R279, Ireland. The Office of the Company Secretary reviews all such communications and refers relevant correspondence directly to a Director or the Board following discussion with the Chairman, as appropriate.
CRH Form 10-K/A 17

Item 11. Executive Compensation
Compensation Committee Report
As a foreign private issuer, we are not required to disclose executive compensation according to the disclosure requirements applicable to U.S. domestic issuers. Accordingly, we have elected to provide disclosure of executive compensation as required by legislation applicable to companies incorporated in Ireland. However, in the context of our transition to a primary listing on NYSE during 2023, the Compensation Committee has elected to voluntarily provide certain additional executive compensation disclosures and, as such, this Compensation Discussion and Analysis (CD&A) includes certain additional new disclosures that are required of U.S. domestic issuers.
The Compensation Committee has reviewed and discussed this CD&A with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board that the CD&A section be included in its Proxy Statement for its 2024 Annual General Meeting and included as part of CRH’s Annual Report on Form 10-K.
Submitted by the Compensation Committee of the Board.

Lamar McKay (Chairman)
Richie Boucher
Caroline Dowling
Johan Karlström
Shaun Kelly
Gillian L. Platt
Mary K. Rhinehart

CRH Form 10-K/A 18

Compensation Discussion & Analysis

CRH Form 10-K/A 19

Introduction
The CD&A describes:
•the Company’s executive compensation philosophy and programs;
•how our compensation programs support our long-term strategy and the long-term interests of our shareholders;
•the Compensation Committee’s decision-making processes; and
•information about the material elements of compensation that are paid, awarded to, or earned by our Chief Executive and the Chief Financial Officer (together, the “Executive Directors”).

CRH’s Executive Directors for 2023 were:

Albert Manifold
Chief Executive and Executive Director

Jim Mintern
Chief Financial Officer and Executive Director

CRH Form 10-K/A 20

A Message from the Compensation Committee Chairman
Context and Performance in 2023 2
CRH delivered another record result in 2023, with Net Income of $3.1 billion (2022: $3.9 billion), Adjusted EBITDA*of $6.2 billion,15% ahead of 2022 (2022: $5.4 billion), and EPS of $4.36 (2022: $3.58), with EPS Pre-impairment* of $4.65 representing a 30% increase from prior year (2022: $3.58). CRH’s unique integrated solutions strategy, coupled with its ongoing focus on commercial and operational excellence, supported this record performance, while CRH’s strong cash generation and disciplined approach to capital allocation provides further opportunities to create value for all of its shareholders.
The total dividend per share for 2023 was increased by 5%, with the final dividend being accelerated and paid as a second interim dividend on January 17, 2024. The payment of the second interim dividend was to facilitate the Company’s transition to a quarterly dividend cadence in 2024 following our transition to a primary listing on the NYSE during 2023. As part of our ongoing share buyback program, we repurchased 54.9 million Ordinary Shares in 2023 (2022: 29.8 million) for a total consideration of $3.0 billion (2022: $1.2 billion). On December 21, 2023, the Company commenced a further tranche of $0.3 billion which completed on February 28, 2024 and the Board has extended the program with an additional $0.3 billion tranche to be completed no later than May 9, 2024. We will continue to assess our share buyback program throughout 2024, with further updates on a quarterly basis. The increase in our dividend and share buyback program in 2023 demonstrates our confidence in the outlook for our business and our continued strong cash generation.
The Company is continuing to make progress on our ambition to become a net‐zero business by 2050, with an industry-leading target of a 30% reduction in absolute carbon emissions by 2030 and continued investment in innovative technologies. Further information on these and other initiatives in areas such as water, circularity and decarbonization, and our $250 million Venturing and Innovation Fund to support the development of sustainable solutions for our customers are set out in our 2023 Annual Report on Form 10-K.
Transition to a U.S. Primary Listing
Following the overwhelming approval of shareholders, CRH transitioned to a primary listing on the NYSE during 2023.
The policies, practices and outcomes outlined in this CD&A are in line with the compensation policy approved by shareholders in 2022 (the “2022 Policy”). The 2022 Policy, which reflects the governance norms that apply to companies with a primary listing on the London Stock Exchange (LSE), was approved for a three-year period. Therefore, the Committee has determined that the 2022 Policy, a copy of which is available on the CRH website and was included in the 2021 Annual Report on Form 20-F, should remain in operation until the end of 2024.
As CRH anticipates transitioning from being a Foreign Private Issuer to U.S. domestic issuer status, our compensation structures will evolve to more closely align with U.S. practices. As part of this process, a number of updated or new policies in relation to the hedging and pledging of CRH securities have been put in place; details of which are summarized on page 34. While this CD&A has been prepared in response to the requirements applicable to an Irish-incorporated company, this CD&A also includes certain additional disclosures that are required of U.S domestic issuers. In addition, during 2024 the Committee intends to review our compensation practices and policies with the intention of developing a Board-approved compensation framework for implementation in 2025 that reflects CRH’s anticipated transition to U.S. domestic issuer status.
2023 Compensation
The Committee's approach to compensation and the metrics used in the compensation program to incentivize management reflect the Company’s focus on continuous business improvement, strong cash generation, efficient and disciplined capital allocation, and support the long-term performance of the Company, as further summarized on page 23. A summary of 2023 compensation for our Executive Directors is set out on page 35.
Base Salary
Salary increases for employees across the Company in 2023 were dependent on a range of factors specific to a region or business. In Ireland increases were generally 4.25%. For the Executive Directors, salary increases were 3.5% in recognition of their continued strong performance, contribution and leadership of CRH.
2023 Annual Bonus Plan
Reflecting the strong performance in 2023, the financial metrics for the annual bonus plan, which accounted for 80% of the overall opportunity, were achieved in full. The Compensation Committee also assessed that the performance of the Executive Directors against their non-financial strategic personal targets, accounting for 20% of their potential opportunity under the annual bonus plan, was at a level which warranted a maximum payout. Notwithstanding these achievements, the Compensation Committee and the Executive Directors collectively judged that in the context of the uncertain economic climate and backdrop of high inflation and high interest costs, the overall annual bonus outcome should be capped at 90% of maximum. The Board accepted this collective recommendation.
2021 Performance Share Plan Award
Performance Share Plan (PSP) Awards are made to approximately 750 executives across the organization. The PSP Award made in 2021, which was subject to performance over the three-year period to December 31, 2023, has been assessed against the Cash Flow, RONA and Total Shareholder Return (TSR) targets set by the Committee in 2021. Performance against these targets has resulted in a 100% vesting level. The award for Mr. Manifold is subject to an additional two-year holding period and will, therefore, vest in March 2026. The award for Mr. Mintern, which was granted before his appointment to the Board, is not subject to an additional holding period and vested in March 2024.
The Committee is satisfied that the 100% vesting of the award is appropriate and that the value of these awards attributed to the increase in share price over the period is due to the Company’s underlying performance.
Overall incentive outcome
The Committee is satisfied that there is a very strong alignment between the incentive outcomes outlined above for 2023 and the performance of the Company. The Committee also took into account a number of factors, including, feedback from other Committees in relation to matters such as safety performance, whether any extraneous factors outside the control of management had unduly influenced the outcome, progress in relation to strategic objectives not captured by the financial measures used for compensation purposes, and the experience of key stakeholder groups (including employees). The Committee concluded that there was no requirement to use its discretion to adjust incentive outcomes in respect of any of these matters.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40 of the Annual Report on Form 10-K. 2
CRH Form 10-K/A 21

Conclusion
2023 was another year of very strong performance for the Company and value creation for our shareholders. The Committee strongly believes there is a very close alignment between this performance and the compensation outcomes for the Executive Directors. Proposal 2 on the 2024 AGM agenda is a non-binding vote which gives shareholders the opportunity to express their views on the implementation of CRH's compensation policy in respect of 2023. Following the transition of our primary listing to the NYSE, it is intended that a resolution will be put to the 2025 AGM regarding the frequency of ‘Say on Pay’ votes.

Lamar McKay
Chairman of the Compensation Committee
March 15, 2024

2023 Compensation Snapshot
	Fixed	Performance-related Variable Compensation
Director	Salary (i)	Annual Bonus (% of Max)	2021 PSP Award (% of Max)
Chief Executive	$1,848,196	90%	100%
Chief Financial Officer	$963,518	90%	100%
(i) The salaries for the Chief Executive and Chief Financial Officer are set and paid in euro and have been converted to U.S. Dollars using the average Bloomberg composite rate for 2023.

CRH Form 10-K/A 22

Overview of Pay Elements and Alignment to Strategy
The following table summarizes the key compensation elements of our Executive Directors in 2023. A significant portion of the Executive Directors’ compensation is linked to the delivery of key business goals over the short and long-term which are critical to the execution of the Company’s strategy and the creation of shareholder value. In particular, in light of the criticality of Cash Flow and RONA to our Company’s strategy, we measure and incentivize the achievement of these metrics both annually and on a long-term basis through our annual bonus and performance share plan.
Each element of the Executive Directors’ package is described in detail in the section titled “How we implemented the Compensation Policy in respect of 2023” on page 28.

Pay Element	Delivery	Purpose	2023 Performance Measures (i)	Alignment with Strategy
Fixed

Base Salary	Cash, fixed amount paid on a monthly basis	Market competitive salary helps to attract and retain key talent	-	Reviewed annually in light of individual performance, level of responsibility, knowledge and experience, competitive market compensation practice, and pay and conditions elsewhere in the Company

Variable (At Risk)

Annual Bonus Plan	Mixture of cash and equity-based awards: •66.7% of earned bonus paid in cash •33.3% of earned bonus deferred into CRH shares for a period of 3 years
Reward the creation of shareholder value through operational excellence and organic and acquisitive growth. The Plan incentivizes Executive Directors to deliver Company and individual goals that support long-term value creation

			EPS (25%)	EPS is a measure of underlying profitability
			Cash Flow (30%)	Cash flow is a measure of CRH’s ability to generate cash to fund organic and acquisitive growth and provide returns to our shareholders via dividends and share buybacks
			RONA (25%)	RONA is a measure of CRH's ability to create value through excellence in operational performance
			Personal/Strategic Objectives (20%)	Personal/strategic objectives enable a focus on specific factors aligned with CRH's short and medium-term strategic objectives that promote long-term success

Performance Share Plan	Equity-based awards: •3-year cliff vest against selected performance metrics •2-year holding requirement for Executive Directors
Align the interests of key management across different regions and nationalities with those of shareholders through an interest in CRH shares and by incentivizing the achievement of long-term performance goals
			Cash Flow (45%)	Cash flow is a measure of CRH’s ability to generate cash to fund organic and acquisitive growth and provide returns to our shareholders via dividends and share buybacks
			RONA (20%)	RONA is a measure of CRH's ability to create value through excellence in operational performance
			TSR (20%)	TSR is a measure of CRH's returns to shareholders through the cycle and is measured relative to our peers
Sustainability & Diversity (15%)
Sustainability is deeply embedded in all aspects of the Company's strategy and business model. We recognize the importance of decarbonization in addressing the challenges of climate change and we are fully committed to achieving our ambition to be a net-zero business by 2050. We also believe that our integrated model of value-added products and innovative solutions strategy has a key part to play in the delivery of a more resilient built environment and a more sustainable future. Furthermore, we consider that further developing the diversity of our workforce and leadership teams will positively contribute to growing shareholder value over the longer term

(i)    In the case of the Performance Share Plan, the metrics for awards granted in 2021 were Cash Flow (50%), RONA (25%) and TSR (25%)

CRH Form 10-K/A 23

Executive Compensation Philosophy and Objectives
Our aim is to make sure that CRH’s pay structures are fair, responsible and competitive, in order for CRH to attract and retain executives of the caliber necessary for it to compete in all of its markets.
Our compensation structures are designed to drive performance and link reward to the responsibilities and individual contribution of executives, while at the same time reflecting the risk policies of the Company. It is our policy to grant participation in the Company’s performance-related plans to key management to encourage alignment with shareholders’ interests and to create a community of common interest among different regions and nationalities.
We also seek to ensure that our compensation structures take into account the views of other stakeholders and evolving best practice. The Board and the Compensation Committee are regularly updated on the perspectives of our employees and take these perspectives into account when making compensation decisions. In particular, the Compensation Committee has oversight of compensation policy across the Company and endeavors to keep the structure of compensation consistent as far as possible, given CRH's international footprint. In general, total compensation is more variable (and, in particular, weighted towards long-term performance) for roles with greater levels of responsibility and scope.
The Compensation Committee also takes into consideration the compensation practices of other international companies of similar size and scope and trends in executive compensation generally, in each of the regions in which the Company operates.
We are mindful of managing any conflicts of interest. The Compensation Committee approves the compensation of the Chairman and Chief Executive, while the Board approves the compensation for other executives and a committee of the Chairman and the Executive Directors approves the compensation of the non-management Directors. Therefore, no individual is involved in determining his/her own compensation arrangements.
Compensation Principles
Our executive compensation programs are designed to align the interests of our Executive Directors with our shareholders, underpinned by the following core principles.

Core Principles of our Compensation Arrangements

Alignment with Business Strategy
•Reward and motivate executives to perform in the long-term interests of shareholders;
•Foster entrepreneurship within the Company by rewarding the creation of shareholder value through organic and acquisitive growth;
•Provide a blend of fixed and variable compensation and short and long-term incentives linked to the delivery of key business goals over the short and long-term which are critical for the execution of the Company’s strategy; and
•Reflect the risk policies and appetite of the Company.

Pay for Performance
•Ensure that there is appropriate alignment between pay and performance by delivering a significant amount of total compensation through variable short and long-term incentives linked to the delivery of key business objectives.

Shareholder Alignment
•Ensure the alignment of executive and shareholders’ interests through stock-based incentive awards linked to the delivery of key strategic objectives and the creation of shareholder value. Our Executive Directors are also subject to stock ownership guidelines.

Market Pay Competitiveness
•Ensure that compensation is market competitive, with regard to the size and complexity of the Company and the markets in which we operate, enabling the Company to recruit and retain talented executives.

CRH Form 10-K/A 24

Strong Compensation Governance (What We Do/What We Don’t Do)
Our compensation programs incorporate best practices that we believe drive performance, while mitigating risk and aligning the interests of our executives with those of our shareholders. The table below highlights the key features of our compensation practices.

Compensation Governance
What We Do

✔	Tie pay to performance by ensuring that a significant portion of Executive Director compensation is variable and performance-based

✔	Set challenging financial targets for incentive awards taking into consideration our business strategy, operating goals and the macro-environment

✔	Apply a market-based approach for determining target compensation

✔	Utilize Performance Share Plan awards for our long-term incentives

✔	Require substantial stock ownership under our stock ownership guidelines for Executive Directors

✔	Engage in risk mitigation by including balanced performance metrics in our compensation programs, clawback provisions and oversight to identify risk

✔	Prohibit transactions by our Directors and Officers intended to hedge or offset the market value of CRH stock owned by them or pledging shares

✔	Operate a robust clawback policy providing for the right to cancel or recoup incentive compensation in the event of financial restatements

✔	Consider feedback provided by our shareholders related to executive compensation matters

✔	Apply an additional two-year holding requirement on awards granted under the Performance Share Plan to our Executive Directors following the achievement of three-year performance goals

What We Don’t Do
Provide excessive benefits or perquisites

Permit repricing of stock options or awards without shareholder approval

Provide excessive change of control benefits. Our Executive Directors’ compensatory arrangements do not provide for:
–automatic “single-trigger” vesting on long-term incentive awards;
–inclusion of long-term incentive value in the calculation of cash severance; or
–tax gross-ups.

No resetting of financial targets established at the beginning of a performance period, other than in routine cases to preserve the value of the incentive

No guaranteed bonuses or uncapped incentive award opportunities for Executive Directors

No payment of dividends or dividend equivalents on equity awards unless and until underlying awards vest

CRH Form 10-K/A 25

The Role of Individual Performance
Individual performance informs the decision-making in relation to Executive Director base salaries, as well as the outcome of that element of the annual bonus linked to the achievement of personal goals. The Compensation Committee considered the following achievements and accomplishments of the Executive Directors in 2023:

Individual Performance
Name	Position	Achievements/Accomplishments in 2023

Albert Manifold	Chief Executive
•Supporting and driving the transition of CRH’s primary listing to the NYSE;
•Overseeing the effective delivery and implementation of the Company’s new organization structure, effective from January 1, 2023, and its significant contribution to the Company’s business performance in 2023, particularly in relation to the further development of the Company’s integrated solutions strategy; and
•Working closely with the Board on the design and operation of the long-term Chief Executive succession process and the processes for senior management succession and development generally.

Jim Mintern	Chief Financial Officer
•Proactively supporting the Board's decision-making process and driving the implementation of the Company's change in primary listing to the NYSE;
•Supporting the successful implementation of the divisional structure put in place in 2023 and the business leaders across the organization in leveraging the benefits of the new structure;
•Supporting the continued execution of the Company’s integrated solutions strategy; and
•Continuing to focus on succession planning in the finance function and the development of the talent pipeline for future leadership roles; actively fostering an environment that supports our people & culture journey and aligns with our values and entrepreneurial spirit, including being a role model in all areas of inclusion & diversity.

Shareholder Engagement & “Say on Pay” Results
We believe that it is very important to maintain open dialogue, and engage regularly, with shareholders on all aspects of compensation. This includes engagement both before and, where relevant, after votes on compensation at AGMs to understand shareholders’ perspectives on our policies and practices. We will continue to liaise with shareholders regarding compensation, as appropriate, as we transition our governance and compensation arrangements to the norms and best practices of U.S. domestic issuers with a primary listing on the NYSE.
The table below summarizes the advisory vote on the “Say on Pay” resolution at the 2023 AGM in relation to the compensation paid to the Directors and the vote at the 2022 AGM on the 2022 Policy:

Compensation-related Votes
	Year of AGM	% in Favor	% Against	% of Issued Share Capital Voted
Directors’ Compensation Report (‘Say on Pay’)(i)	2023	89%	11%	73%
Directors’ Compensation Policy	2022	90%	10%	70%
(i) The “Say on Pay” vote was conducted under the rules/requirements applicable to a LSE premium listed company and, as such, did not cover the compensation paid to “named executive officers” as required for domestic issuers under applicable U.S. provisions.
Shareholders will have an opportunity at the 2024 AGM to cast an advisory vote to approve the 2023 compensation of the Directors of CRH plc, including the Executive Directors.

Employee Engagement
The Board is regularly kept abreast of employees’ perspectives on a wide range of topics. In particular, the Compensation Committee has oversight of the compensation policy across the Company and endeavors to keep the structure of compensation consistent as far as possible. The Board, led by members of the Nomination & Corporate Governance Committee, engages annually with a cross section of employees during the year through a mixture of in-person meetings and video conference calls. These are interactive sessions, which provide an opportunity for employees to discuss with Board members a wide range of topics and for us to gain a direct insight in relation to their perspectives on CRH, including on executive compensation.

CRH Form 10-K/A 26

2023 Pay Mix
Compensation at CRH consists of fixed pay (salary, pension and benefits), short-term variable pay and long-term variable pay. A significant portion of the compensation of the Executive Directors is linked to the delivery of key business goals over the short and long-term and the creation of shareholder value. The tables below show the hypothetical values of the compensation package for the Executive Directors under three assumed performance scenarios (based on 2023 compensation, using consistent assumptions to those made to comply with UK reporting regulations in previous years). No share price growth or the payment of dividend equivalents has been assumed in these scenarios. Further details in relation to the compensation mix is included in the Compensation Policy approved by shareholders at the 2022 AGM, a copy of which can be accessed on the CRH website, www.crh.com.

Compensation Outcomes in different Performance Scenarios
Performance Scenario	Payout Level
Minimum	•Fixed pay (see table below for each Executive Director); •No bonus payout; and •Nil vesting under the Performance Share Plan.
Target performance (i)
•Fixed pay (see table below for each Executive Director);
•50% annual bonus payout (112.5% of salary for the Chief Executive and 100% for the Chief Financial Officer); and
•25% Performance Share Plan vesting (91.25% of salary for the Chief Executive and 62.5% for the Chief Financial Officer).

Maximum performance (at constant share prices)
•Fixed pay (see table below for each Executive Director);
•100% annual bonus payout (225% of salary for the Chief Executive and 200% of salary for the Chief Financial Officer); and
•100% Performance Share Plan vesting (365% of salary for the Chief Executive and 250% for the Chief Financial Officer).

(i)    The current construction of the Performance Share Plan provides for vesting on a straight line basis between threshold and maximum payout. Consequently, as there is no defined "target" payout or performance, the threshold amount has been reflected in this table and the Performance-related Outcomes for 2023 table below.

Compensation Values for 2023
	Salary ($)	Benefits ($)	Pension ($) (i)	Total Fixed Pay ($)
Chief Executive	1,848,196	24,080	Nil	1,872,276
Chief Financial Officer	963,518	36,250	96,352	1,096,120

(i) See page 31 for details in relation to retirement benefit arrangements.

Performance-related Compensation Outcomes for 2023

■	Fixed Pay	■	Annual Bonus	■	Long-term Incentives

CRH Form 10-K/A 27

How we implemented the Compensation Policy in respect of 2023
Base Salary
Base salaries of the Executive Directors are set taking into account:
•the size and scope of the Executive Director’s role and responsibilities;
•the individual’s skills, experience and performance;
•salary levels at listed companies of a similar size and complexity to CRH and other international construction and building materials companies; and
•pay and conditions elsewhere in the Company.
Base salary is normally reviewed annually with changes generally effective on January 1, although the Board or the Compensation Committee may make an out-of-cycle increase if considered to be appropriate.
Salary increases of 3.5% were approved for the Chief Executive and Chief Financial Officer in respect of 2023 in recognition of their continued strong performance, contribution and leadership of CRH. The increases were set at a lower level than the increases for the wider workforce in the Executive Directors’ home jurisdiction.
The following table outlines the annual base salary of the Executive Directors in 2023 and 2022, as well as the year-over-year percentage increase in base salary.

Year-over-year change in base salary
Name	Position	2023 Salary ($)	2022 Salary ($)	Percentage Increase (i)
Albert Manifold	Chief Executive	1,848,196	1,735,275	+3.5%
Jim Mintern	Chief Financial Officer	963,518	904,649	+3.5%
(i)    The salaries for Mr. Manifold and Mr. Mintern are set and paid in euro and have been converted to U.S. Dollars using the average Bloomberg composite rate for the applicable year. The percentage increase noted above is the euro percentage increase.
Annual Bonus Plan 3
CRH’s Annual Bonus Plan is designed to reward the creation of shareholder value through operational excellence and organic and acquisitive growth. The Plan incentivizes the Executive Directors to deliver Company and individual goals that support long-term value creation. A deferred element under the 2014 Deferred Share Plan (the “2014 DSBP”), whereby 33% of the earned bonus is structured as a conditional share award that will ordinarily vest after three years from grant, links the value of the Executive Directors’ reward with the long-term performance of the CRH share price and aligns the interests of the Executive Directors with those of shareholders.
At the beginning of each year, the Compensation Committee determines the target and maximum bonus payable for each Executive Director, together with the applicable performance metrics.
CRH’s Annual Bonus Plan for 2023 was based on a combination of financial targets and personal/strategic goals. The metrics for target payout, which is up to a maximum of 50% of the total annual bonus opportunity, are based on achieving the budget set by the Board in respect of each metric. The threshold level for bonus payouts in 2023 was for the achievement of 92.5% of budget, whereas maximum payout is achieved for stretch performance of 107.5% of budget. The relative weighting of the components of the 2023 plan are set out on page 29.
When setting the targets for the Annual Bonus Plan, the Compensation Committee makes assumptions regarding exchange rates and development activity. The Committee also compares the proposed targets to the outcomes for the previous year to ensure that the targets are sufficiently stretching. In this regard, it is important to note that the metrics in the plan are influenced by the economic cycle and other factors, such as ongoing portfolio management, government infrastructure spending programs and items outside of management's control and which may not continue into the next financial year.
When reviewing performance against the Annual Bonus Plan, the Compensation Committee typically makes a number of routine adjustments to the financial targets, for example, to reflect significant development activity and actual share buyback activity during the year.
The financial targets for the 2023 Annual Bonus Plan, which represent 80% of the potential bonus opportunity, were set in early 2023. As a result of the strong financial performance of the Company in 2023 and the record Adjusted EBITDA* result of $6.2 billion, the maximum target under each of the financial metrics was exceeded, resulting in a calculated payout level of 100%. Further details are set out on page 29.
The remaining 20% of the 2023 Annual Bonus Plan was linked to performance against key personal and strategic objectives. The Compensation Committee assessed the achievements under the objectives set for 2023, as outlined on page 26, and concluded that they were met to the fullest extent possible.
Notwithstanding these achievements, the Compensation Committee and the Executive Directors collectively judged that, in the context of the uncertain economic climate and backdrop of high inflation and high interest costs, the overall annual bonus outcome should be capped at 90% of maximum. The Board accepted this collective recommendation.
In determining this outcome, the Committee also took into account a number of factors, including, feedback from other Committees in relation to matters such as safety performance, whether any extraneous factors outside the control of management had unduly influenced the outcome, progress in relation to strategic objectives not captured by the financial measures used for compensation purposes, and the experience of key stakeholder groups (including employees). The Compensation Committee concluded that there was no requirement to use its discretion to adjust incentive outcomes in respect of any of these matters.
Annual bonus awards are subject to “malus” and clawback provisions for three years from the date of payment (cash awards) or grant (deferred awards).

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 38 to 40 of the Annual Report on Form 10-K.3
CRH Form 10-K/A 28

2023 Annual Bonus Plan – Targets & Achievement
		2023 Targets – Performance needed for payout at (i) (ii)
Measure	Weighting (% of total bonus)	Threshold	Target	Maximum	2023 Performance Achieved (iii)	Percentage of Maximum Awarded (iv)
CRH EPS (iii)	25%	311.5c	336.7c	362.0c	462.2c	22.50%
CRH Cash Flow (iii)	30%	$3,443m	$3,723m	$4,002m	$4,883m	27.00%
CRH RONA (iii)	25%	10.6%	11.5%	12.3%	14.8%	22.50%
Personal/Strategic	20%				See page 26	18.00%
Total	100%					90.00%
(i)0% of each element is earned at threshold, 50% at target and 100% at maximum, with a straight-line payout schedule between these points.
(ii)Targets have been adjusted to reflect the impact of the share buyback program and major development activity.
(iii)For the purposes of the Annual Bonus Plan, the EPS, Cash Flow and RONA outcomes in the table above differ from those disclosed elsewhere in the Notice and Proxy Statement and 2023 Annual Report on Form 10-K as they are based on financial reporting under International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board. In addition, the outturn achieved for 2023 excluded exceptional items which are not expected to recur such as non-cash impairment. Operating Cash Flow and RONA have been defined as reported internally. Operating Cash Flow as reported internally is calculated after deducting cash outflows on the purchase of property, plant and equipment (PP&E), adding net proceeds from the disposal of PP&E, and before deducting interest and tax payments. RONA as reported internally reflects seasonality and the timing impact of development activity.
(iv)For the reasons outlined on page 21, the Compensation Committee and the Executive Directors judged that the payout under the 2023 annual bonus plan should be capped at 90%.

The table below outlines the target bonus opportunity, the maximum bonus payable under the Annual Bonus Plan and the actual bonus paid to each Executive Director based on 2023 company and individual performance.

2023 Annual Bonus Plan – Payout
Name	Base Salary (i) ($)	Target Annual Bonus % of Salary	Target Bonus Amount ($)	Maximum Potential Bonus ($)	Actual Bonus Earned Based on 2023 Performance
					Total ($)	Cash Element ($)	Deferred Shares ($)
Albert Manifold	1,848,196	112.5%	2,079,220	4,158,441	3,742,597	2,495,065	1,247,532
Jim Mintern	963,518	100.0%	963,518	1,927,036	1,734,332	1,156,221	578,111
(i)The salaries for Mr. Manifold and Mr. Mintern are set and paid in euro and have been converted to U.S. Dollar using the average Bloomberg composite rate for 2023.
Performance Share Plan Awards
The purpose and goal of our long-term equity incentive compensation program (the “2014 Performance Share Plan” or the “PSP”) is to align the interests of the Executive Directors (and key management across different regions and nationalities) with those of shareholders through an interest in CRH shares by incentivizing the achievement of long-term performance goals. Awards (in the form of conditional share awards) normally vest based on performance over a period of not less than three years. Awards for the Executive Directors are normally subject to an additional holding period ending on the fifth anniversary of the grant date.
2023 Awards
During 2023, awards under the 2014 Performance Share Plan were made to the Executive Directors.
45% of each award granted in 2023 is subject to a cumulative Cash Flow metric. The definition of cash flow, which applies to the cash metric for all PSP awards and is based on financial reporting under IFRS, is the net increase/decrease in cash and cash equivalents adjusted to exclude:
•Dividends to shareholders;
•Acquisition/investment expenditure;
•Proceeds from divestitures and movements in working capital;
•Share issues (scrip dividend, share options, other);
•Financing cash flows (new loans/repayments); and
•Foreign exchange translation.
The Compensation Committee considers that it is appropriate to make these adjustments to align with the performance targets, or to remove items that do not reflect the quality of management’s operational performance, or are largely outside of the Company’s control. The Compensation Committee may also make adjustments that may be required to cash flows, for example, as a result of acquisitions/divestitures completed during the performance period or a significant underspend or delay in budgeted capital expenditure, both ordinary and extraordinary.
20% of each award is subject to a TSR metric, with performance being measured against a tailored peer group on a market capitalization weighted basis (as described further on page 33).
20% of each award is subject to a RONA metric, a key measure used by management to assess investment opportunities and to run the business. RONA is defined as reported internally and is based on financial reporting under IFRS.
The remaining 15% of each award is subject to performance against a sustainability and diversity scorecard metric. Performance for the awards made in 2023 will be assessed over the three-year period to December 31, 2025.
CRH Form 10-K/A 29

Awards, to the extent that they vest, will be adjusted to accrue dividend equivalents based on dividends in the period from grant to the applicable date of vesting. “Malus” and clawback provisions apply to the awards.

2023 PSP Awards to Executive Directors
Name	Base Salary ($) (i)	Target as a % of salary (ii)	Target Amount ($)	Date of Grant	Market Price on which award was based ($)	No. of Shares
Albert Manifold	1,848,196	91.25%	1,686,479	March 7, 2023	49.99	135,965
Jim Mintern	963,518	62.50%	602,199	March 7, 2023	49.99	48,549
(i)    The salaries for Mr. Manifold and Mr. Mintern are set and paid in euro and have been converted to U.S. Dollars using the average Bloomberg composite rate for 2023. These awards are also reflected in the Summary Compensation table on page 35 and the Grants of Plan-Based Awards table on page 36.
(ii) The current construction of the PSP plan provides for vesting on a straight line basis between threshold and maximum payout. Consequently, as there is no defined "target" payout or performance, the threshold amount has been reflected in this table.
2021 PSP Award – Performance Assessed 2023
In 2021, the Executive Directors were granted conditional awards under the 2014 Performance Share Plan. The awards were based on TSR (25% of the award) against a tailored group of key peers (see page 33), Cumulative Cash Flow (50% of the award) and RONA (25% of the award), and performance was measured over the three-year period January 1, 2021 to December 31, 2023. In respect of the TSR element, CRH's TSR over the period ranked in the top quartile of the tailored peer group weighted by market capitalization and warrants 100% vesting for the TSR element. In respect of the cumulative cash flow element, the actual outturn over the period was $9.5 billion (see footnote (i) to the table below), resulting in 100% vesting for the cash flow element. In respect of the RONA element, the actual outturn was 14.8% (see footnote (iii) to the table below), resulting in 100% vesting for the RONA element. The table below sets out the targets for Cash Flow and RONA set by the Committee in 2021.
When reviewing performance against the targets, the Compensation Committee considered a number of adjustments consistent with best practice, for example, to neutralize the impact of significant acquisitions and divestitures
The Compensation Committee considers that the vesting outcome is reflective of the Company’s underlying performance over the performance period. In accordance with the Policy, the 2021 award for Mr. Manifold will vest in 2026 on completion of an additional two-year holding period (subject to continued service during such period). The 2021 award for Mr. Mintern was granted prior to his appointment as Chief Financial Officer and, under the terms of the award, is not subject to an additional holding period. Accordingly, the award for Mr. Mintern vested in March 2024. Vested awards will be adjusted to accrue dividend equivalents based on dividends in the period from grant to the applicable date of vesting. The tables below set out details of the relevant targets and awards.

2021 Performance Share Plan Award Metrics

(i) Further information on how Cash Flow is calculated for PSP awards is set out on page 29. For the purposes of the 2021 Performance Share Plan, cash flow differs from that disclosed elsewhere in the Notice and Proxy Statement and 2023 Annual Report on Form 10-K as it is based on financial reporting under IFRS.
(ii) The methodology for calculating TSR assumes all dividends are reinvested on the ex-dividend date at the closing price on that day; the open and close price is based on the three-month average closing price on the last day before the start of the performance period and the final day of the performance period respectively. For the 2021 awards, TSR performance is assessed on a weighted market capitalization basis. The peer group used to assess TSR performance for the 2021 PSP award is set out on page 33.
(iii) For the purposes of the 2021 Performance Share Plan, RONA is defined as reported internally and differs from the RONA reported elsewhere in the Notice and Proxy Statement and 2023 Annual Report on Form 10-K as it is based on financial reporting under IFRS, is a pre-impairment measure, reflects seasonality and the outcome incorporates the timing impact of development activity.
(iv) For the purposes of the 2021 Award, the cumulative cash flow for the three years to end December 31, 2023 was $9.5 billion. TSR performance was in the top quartile against the tailored peer group. RONA at December 31, 2023 was 14.8%.

CRH Form 10-K/A 30

2021 Performance Share Plan Awards – Vesting Details
Name	Interests Held	Vesting Outcome (% of Max)	Interests Due to Vest	Date of Vesting	Assumed Share Price ($)(i)	Estimated Value ($)
Albert Manifold	174,794	100%	174,794	March 2026	69.16	12,088,753
Jim Mintern	33,332	100%	33,332	March 2024	69.16	2,305,241
(i)    The award for Mr. Manifold, which includes the current value of dividend equivalents accrued in the period from the date of grant to December 31, 2023, is subject to a further two-year holding period and will vest in 2026. The award for Mr. Mintern, which includes the value of dividend equivalents accrued since the date of grant, is not subject to a further holding period as it was granted prior to his appointment as Chief Financial Officer and vested in March 2024. For the purposes of this table, the value of these awards has been estimated using a share price of $69.16, being the closing share price of our Ordinary Shares on December 29, 2023.
Other Employee Share Schemes
The Irish-based Executive Directors are eligible to participate in Irish Revenue approved Savings-related Option Schemes (the 'SAYE Scheme') and Share Participation Schemes (the “Participation Scheme”) on consistent terms with all other employees. The SAYE Scheme is open to all Irish and UK employees, although at present there is currently no financial services provider supporting new awards under Irish SAYE schemes following the exit from the market of the provider in 2021. Participants may save up to €500/£500 a month from their net salaries for a fixed term of three or five years and at the end of the savings period they have the option to buy CRH shares at a discount of up to 15% of the market price on the date of invitation of each savings contract. Details of the outstanding awards of the Executive Directors under the 2010 SAYE Scheme are set out on page 37. The Participation Scheme is an Irish Revenue approved plan and is open to all employees in Ireland. Grants can be made to participants up to a maximum of €12,700 annually in CRH shares. The Irish-based Executive Directors participated in the Participation Scheme in 2023.
Benefits and Perquisites
The Compensation Committee’s policy is to set benefit provision at an appropriate market competitive level taking into account market practice, the level of benefits provided for other employees in the Company, the Executive Director’s home jurisdiction and the jurisdiction in which the Executive Director is based.
Employment related benefits include the use of company cars (or a car allowance), medical insurance for the Executive Director and his/her family and life assurance.
Benefits may also be provided in relation to legal fees incurred in respect of agreeing service contracts, or similar agreements (for which the Company may settle any tax incurred by the Executive Director) and a gift on retirement.
Retirement Benefits
As disclosed in the 2022 Annual Report on Form 20-F, Mr Manifold’s contractual entitlement to compensation in lieu of pension payments ceased in August 2022 when he reached the age of 60. This entitlement replaced pension benefits foregone as a participant of a contributory defined benefit plan, following legislative changes in Ireland under the Finance Act 2006. There was no additional accrual to the legacy plan in 2023, nor did Mr. Manifold receive further contributions to or payments in lieu of pension. Changes in the actuarial present value of Mr. Manifold’s accumulated benefits under the legacy contributory defined benefit plan in 2023 are set out in the Summary Compensation Table and supporting disclosures on page 35, but do not reflect further contributions during 2023.
Jim Mintern received a taxable non-pensionable cash payment of 10% of salary in lieu of a pension contribution. This is in line with that available to the wider UK and Irish workforce, as committed to in the 2022 Policy which was approved by shareholders at the 2022 AGM.

CRH Form 10-K/A 31

Employee Agreements
The Executive Directors have entered into employment agreements with CRH, the terms of which are described below.

Executive Director Service Contracts
	Chief Executive	Chief Financial Officer
Notice Period	•12 months notice by the Company or the executive.	•12 months notice by the Company or the executive.
Expiry Date	•Indefinite duration.	•Indefinite duration.
Payments on Termination	•On lawful termination of employment, the Committee may, at its absolute discretion, make a payment in lieu of 12 months’ notice based on base salary and benefits due during that period.
•On lawful termination of employment, the Committee may, at its absolute discretion, make a payment in lieu of 12 months’ notice based on base salary, benefits and pension contribution due during that period.

	•Where the Company terminates the contract lawfully without notice then no payment in lieu of notice shall be due.	•Where the Company terminates the contract lawfully without notice then no payment in lieu of notice shall be due.

•If, in the event of a change of control, there is a diminution in the power, duties or functions of the Chief Executive he may terminate the contract. On such termination a payment equal to one year’s compensation (being salary, benefits and vested incentive awards) will be made to the executive.

Disability
•The Chief Executive is eligible to receive long-term disability cover of 2/3 of gross annual basic salary less the state disability pension (the “Disability Cover”). If the maximum benefit payable under any insurance policy in place at the time is lower than the Disability Cover then the Company shall pay the Chief Executive the difference between any amount received and the Disability Cover for the duration of the insured claim (provided always that he is not receiving in excess of the Disability Cover at any time).

•The Chief Financial Officer is eligible to receive long-term disability cover of 2/3 of gross annual basic salary less the state disability pension (Disability Cover). If the maximum benefit payable under any insurance policy in place at the time is lower than the Disability Cover then the Company shall pay the Chief Financial Officer the difference between any amount received and the Disability Cover for the duration of the insured claim (provided always that he is not receiving in excess of the Disability Cover at any time).

Other Information
•The Company retains the ability to suspend the executive from employment on full salary and to require the executive to observe a period of “garden leave” of up to 12 months on full salary and contractual benefits.

•The Company retains the ability to suspend the executive from employment on full salary and to require the executive to observe a period of “garden leave” of up to 12 months on full salary, contractual benefits and pension contribution.

Change of Control
In the event of a change in control of the Company, the Compensation Committee will consider whether it would be appropriate for equity-based awards to be exchanged for equivalent equity-based awards with respect to the purchaser’s shares.
Unless the Compensation Committee determines otherwise, the Company’s share plans provide that in the event of a change in control of the Company:
•awards granted under the 2014 Performance Share Plan will vest taking into account the extent to which any performance condition has been satisfied and, unless the Compensation Committee determines otherwise, the period of time that has elapsed since grant and the relevant event (or if the event occurs during an applicable holding period, to the beginning of the holding period); and
•awards granted under the 2014 Deferred Share Bonus Plan may, at the discretion of the Compensation Committee, vest in full.
If the Company is wound up or there is a de-merger, de-listing, special dividend or other similar event which the Compensation Committee considers may affect the price of the Company’s shares:
•awards granted under the 2014 Performance Share Plan may, at the Compensation Committee’s discretion, vest taking into account the extent to which any performance condition has been satisfied and, unless the Compensation Committee determines otherwise, the period of time that has elapsed since the date of grant and the relevant event (or if the event occurs during an applicable holding period, to the beginning of the holding period); and
•awards granted under the 2014 Deferred Share Bonus Plan will vest to the extent the Compensation Committee determines.

Compensation Decision Process
Compensation Committee
The Compensation Committee consists of seven non-management Directors considered by the Board to be independent under applicable NYSE standards. They bring a range of experience of large organizations and public companies, including experience in the area of senior executive compensation, to enable the Committee to fulfil its role. Their biographical details are set out on pages 7 to 10.
The Compensation Committee operates under an agreed charter, a copy of which is available on the CRH website (www.crh.com), and its main focus is to:
•make recommendations to the Board with respect to the compensation and incentive compensation and equity-based plans for executive officers (other than the Chief Executive) that are subject to Board approval;
•review and approve the corporate goals and objectives relevant to the compensation of the Chief Executive, evaluating his or her performance in light of those goals and objectives, and determining and approving the Chief Executive’s compensation levels and outcomes;
•determine the total individual compensation package for the Chairman; and
CRH Form 10-K/A 32

•approve the design of, and determine the financial and non-financial targets for, any short-term performance-related pay schemes operated by the Company and approve the total annual payments made under such schemes. The Committee shall additionally review the design of all long-term share incentive plans for approval by the Board and shareholders, as applicable.
In addition, the Committee:
•recommends and monitors the level and structure of compensation for senior management; and
•oversees the preparation of this CD&A.
In considering compensation levels for Executive Directors particularly, the Compensation Committee takes into account compensation trends across the Company, which has a diverse range of operations in 29 countries, in geographic regions which are often at different stages in the economic cycle. The Compensation Committee also takes into consideration feedback which the Company solicits and receives from shareholders in relation to Executive Compensation and receives advice and recommendations from other Board Committees in relation to matters within the remit of these Committees which are relevant to compensation considerations.
Compensation Consultants
In 2023, Ellason acted as the Compensation Committee's appointed independent compensation consultant. The Compensation Committee has satisfied itself that the advice provided by Ellason is robust and independent and that the Ellason engagement partner and team that provide compensation advice to the Compensation Committee do not have connections with CRH plc that may impair their independence. During 2023, Ellason provided the following compensation services:
•research and advice regarding compensation trends, best practice and compensation levels for Executive and non-management Directors in companies of similar size and complexity;
•advice in relation to compensation matters generally; and
•attendance at Compensation Committee meetings, when required.
Management
Management supports the Compensation Committee by providing information and analysis, and occasionally meets with our independent compensation consultant to discuss compensation initiatives and competitive practices.
The Chief Executive is responsible for recommending annual performance goals for each of the Chief Financial Officer and the members of the Global Leadership Team, and for conducting annual performance evaluations against such pre-established goals.
Based on performance and competitive benchmarking reports, the Chief Executive makes recommendations to the Compensation Committee for the compensation of the other senior executives.

Benchmarking Compensation and Peer Group
On an annual basis, the Compensation Committee reviews a benchmarking analysis of total compensation for our Executive Directors relative to market data. Our compensation consultant develops market data appropriate for a company of our size using a combination of peer group data and market surveys. The market data, in combination with consideration of each Executive Director’s experience, responsibilities and performance, assists the Compensation Committee in making informed, market-based decisions regarding our executive pay programs.
The Compensation Committee considered several factors in selecting our peer group, including industry, revenue size, geography and market capitalization. The Compensation Committee reviews and adjusts the peer group periodically on an as-needed basis.
CRH currently benchmarks Director compensation against multiple peer groups, to be used as a reference point in making compensation decisions. For 2023, the primary benchmark continued to be those companies comprising the 50 largest companies listed on the LSE (excluding financial services). Additional benchmarks were compiled based on CRH’s TSR peer group for purposes of the 2014 Performance Share Plan awards (see table below), as well as a defined group of U.S. listed companies of comparable scale in terms of market capitalization and revenue.

Peer Group for Performance Share Plan Awards
ACS	Cemex	Martin Marietta	Titan Cement	Vulcan Materials
Boral	Heidelberg Materials	Saint Gobain	Vicat	Wienerberger
Buzzi Unicem	Holcim	Skanska	Vinci

CRH Form 10-K/A 33

Governance Features of our Executive Compensation Programs
Stock Ownership Guidelines
The Chief Executive and the Chief Financial Officer are required to build up (and maintain) a minimum holding in CRH shares. The stock ownership guidelines for the Chief Executive and Chief Financial Officer are 3.5 times basic salary and 2.5 times basic salary, respectively, with the guidelines to be achieved by December 31, 2023 and June 1, 2024, respectively. These guidelines align with local practice in the Executive Directors’ home market.

Executive Director Shareholdings as a % of 2023 Base Salary (i)
		Guideline (% of Salary)	To be achieved by	Holdings as of February 15, 2024	Total Interests (% of Salary)
A. Manifold		350%	12/31/2023		1,240%
J. Mintern		250%	06/01/2024		391%
■	Beneficially Owned Shares (as at February 15, 2024)
Estimated after tax value of Deferred Share awards made in 2022, 2023 and 2024, as appropriate
		Estimated after tax value of PSP awards subject to a two-year hold period only
	■
	■
(i) For the purposes of this table, the interests have been valued using the closing share price on February 15, 2024 ($76.15).
For the purposes of determining the number of shares held by the Executive Directors, the relevant calculation will include shares beneficially owned, annual bonus awards which are deferred into shares for three years and PSP awards that have met the financial performance criteria but are subject to a two-year holding period prior to release (on a net of tax basis). The deferred share awards and PSP awards subject to a two-year holding period are not subject to any further performance criteria other than continued employment with the Company. In the event that the stock ownership guidelines are not met by the applicable deadlines, the Compensation Committee will consider what action to take at that time.
Post-employment Holding Requirements
The Chief Executive and Chief Financial Officer are required to hold shares equivalent to 2 times and 1.5 times basic salary, respectively, for a period of two years post-employment in a third-party trust. The shares will be held in trust on a rolling basis, until their employment ceases and a subsequent two-year period has elapsed.
Anti-Hedging and Pledging Policy
The Company prohibits Directors and executive officers from directly or indirectly engaging in hedging, short sales or any other derivative transaction involving the use of market investments to offset, manage the risk of, hedge or leverage movement in the market value of CRH’s Ordinary Shares.
In addition, Directors and executive officers may not, at any time, directly or indirectly pledge or otherwise encumber CRH’s Ordinary Shares as collateral for indebtedness, including by holding such shares in a margin account.
Clawback Policy
In compliance with the requirements of the Exchange Act, the rules promulgated thereunder by the SEC and the NYSE listing standards, the Company has adopted a Clawback Policy that allows the Company to recoup certain incentive-based compensation from our current and former Executive Officers under certain circumstances. A copy of the Policy, which is effective from December 1, 2023, is available as Exhibit 97.1 to the 2023 Annual Report on Form 10-K (referred to therein as the Policy Relating to Recovery of Erroneously Awarded Compensation).

CRH Form 10-K/A 34

Executive Compensation
Executive Director Compensation
The following tables show annual and long-term compensation, for services in all capacities to CRH, earned by the Executive Directors. These tables and the accompanying narratives should be read in conjunction with the CD&A section, which provides a detailed overview of the methods used by CRH to compensate the Executive Directors.
Summary Compensation Table
The table below summarizes the total compensation paid to or earned by each of the Executive Directors for 2023 and includes comparative information for the 2021 and 2022 financial years.

Summary Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name & Principal Position	Year	Base Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Compensation Earnings ($)	All other Compensation ($)	Total ($)
Albert Manifold Chief Executive	2023	1,848,196	—	7,946,373	—	2,495,065	857,367	24,080	13,171,081
	2022	1,735,275	—	6,844,518	—	2,212,476	—	466,756	11,259,025
	2021	1,900,035	—	7,855,468	—	2,422,545	508,274	682,181	13,368,503
Jim Mintern Chief Financial Officer	2023	963,518	—	2,970,065	—	1,156,221	712,490	132,671	5,934,965
	2022	904,649	—	2,561,611	—	1,025,269	—	120,946	4,612,475
	2021	848,559	—	1,666,381	—	870,607	156,028	205,065	3,746,640
1.The amounts in column (c) reflect the base salary payments made to the Executive Directors during the fiscal year. The salaries for Mr. Manifold and Mr. Mintern are set and paid in euro and have been converted to U.S. Dollars using the average Bloomberg composite rate for the applicable year. The currency conversion results in apparent fluctuations in base salary from one year to the next.
2.The amounts in column (e) reflect the aggregate grant date fair value of awards made in the year reported, determined in accordance with FASB ASC Topic 718 (without any assumption for early forfeiture), of PSP awards, which are described in more detail on pages 29 and 30. The amounts reported also include the amounts of cash bonuses earned in respect of the relevant year that are, or for 2023 will be, deferred into Deferred Shares, which is discussed in further detail on page 28. The amount in column (e) includes PSPs based on an estimate of the expected value multiplied by the maximum number of shares comprising an award. Valuing the maximum number of PSPs granted in 2023 at their grant-date face value, whose payout will be determined in February 2026 based on the Company’s performance in 2023-2025, the amounts reported above for 2023 would be as follows:
Albert Manifold: $6,745,915
Jim Mintern: $2,408,795
Assumptions used in the calculation of these amounts are included in note 17 to the audited financial statements for the fiscal year ended December 31, 2023, included in CRH’s Annual Report on Form 10-K filed with the SEC on February 29, 2024.
The amounts of cash bonus deferred into Deferred Shares in 2023 for each Executive Director are included in column (e) as follows:
Albert Manifold: $1,247,532
Jim Mintern: $578,111
3.The amounts in column (g) for 2023 reflect the cash earned by the Executive Directors in 2023 and to be paid in 2024 under the annual bonus arrangements discussed in further detail on page 28 and not deferred pursuant to CRH’s Deferred Share Plan.
4.The amounts in column (h) do not represent increased benefit accruals, but reflect changes in the actuarial valuations of legacy benefits accrued by the Executive Directors as participants in a contributory defined benefit plan. This disclosure aligns with SEC reporting requirements and reflects updates to assumptions and variations in the interest rates used to calculate the present values of these legacy benefits. As a result of past changes in Irish pension legislation, Mr. Manifold and Mr. Mintern ceased accruing benefits under this plan in 2006 and 2013, respectively, opting instead to receive a supplementary taxable non-pensionable cash supplement in lieu of pension benefits. As reported last year, Mr. Manifold’s contractual entitlement to this cash supplement ceased in August 2022. Mr. Mintern’s cash supplement is limited to 10% of salary. These cash supplements are captured in column (i) above. Nil has been reported in column (h) where results equalled a negative value.
5.The amount shown in column (i) reflects pension allowances, cash allowances for car and health insurance, benefit in kind on cars or subscriptions, and death, disability and permanent health insurance paid by the employer.
CRH Form 10-K/A 35

Grants of Plan-Based Awards
The following table details the grants of plan-based awards in 2023 to our Executive Directors.

Grants of plan-based awards in 2023
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Estimated Future Pay-outs Under Non-Equity Incentive Plan Award			Estimated Future Pay-outs Under Equity Incentive Plan Awards
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)	Minimum ($)	Target ($)	Maximum ($)	All other Stock Awards: Number of Share or Stock or Units ($)	Grant Date Fair value of Stock and Option Awards ($)
Albert Manifold
Annual Bonus - Cash	Apr 28, 2023	—	1,386,147	2,772,294	—	—	—	—	—
Annual Bonus - Deferred Shares	Apr 28, 2023	—	—	—	—	14,293	28,586	—	693,074
Performance Share Plan	Mar 7, 2023	—	—	—	33,991	33,991	135,965	—	1,674,698
Jim Mintern
Annual Bonus - Cash	Apr 28, 2023	—	642,345	1,284,691	—	—	—	—	—
Annual Bonus - Deferred Shares	Apr 28, 2023	—	—	—	—	6,623	13,246	—	321,173
Performance Share Plan	Mar 7, 2023	—	—	—	12,137	12,137	48,549	—	597,976
1.For each Executive Director, the amounts shown in columns (c), (d) and (e) reflect the portion of the annual bonus that would have been paid in cash if, respectively, threshold, target and maximum performance was achieved for the year (i.e. after reduction for the total portion that would be deferred).
2.The amounts shown in columns (f), (g) and (h) reflect the portion of the annual bonus that would have been deferred if, respectively, threshold, target and maximum performance was achieved for the year. These awards are discussed further on page 28. The actual amounts paid are reflected in the Summary Compensation Table on page 35.
3.The amounts shown in columns (f), (g) and (h) also reflect the threshold, target and maximum, respectively, levels of PSPs payable if the performance measurements are satisfied in the period 2023-2025. Note there currently is no concept of 'Target' payout in the 2014 Performance Share Plan. Therefore, column (g) reflects the numbers of shares that vest for meeting the Threshold performance level. These awards are discussed under the heading “2023 PSP Awards” on pages 29 and 30.
4.The amounts shown in column (j) reflect the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718.

CRH Form 10-K/A 36

Outstanding Equity Awards at Fiscal Year-End
The following table shows, for each of our Executive Directors, information with respect to the unexercised stock options (columns (d), (e), (f) and (g)), stock unit awards (columns (h) and (i)) that have not vested, and equity incentive plan awards (columns (j) and (k)) outstanding on December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)	(k)
			Option Awards					Stock Awards
Name	Grant Date	Vesting Year	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable) (1)	Option Price	Option Exp. Date		Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (2)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights that have not Vested (3)

Albert Manifold
2019 PSP	May 7, 2019	2024	—	—	—	—		—	—	211,200	14,606,592
2020 PSP	Mar 3, 2020	2025	—	—	—	—		—	—	190,931	13,204,788
2021 DSBP	Mar 9, 2021	2024	—	—	—	—	—	—	—	32,967	2,279,998
2021 PSP	Mar 9, 2021	2026	—	—	—	—		—	—	171,245	11,843,304
2022 DSBP	Mar 8, 2022	2025	—	—	—	—		—	—	25,017	1,730,176
2022 PSP	May 3, 2022	2027	—	—	—	—		—	—	166,617	11,523,232
2023 DSBP	Mar 7, 2023	2026	—	—	—	—		—	—	29,490	2,039,528
2023 PSP	Mar 7, 2023	2028	—	—	—	—		—	—	138,780	9,598,025

Jim Mintern
2019 SAYE	May 2, 2019	2024	—	1,247	26.21	Feb 28, 2025		—	—	—	—
2021 DSBP	Mar 9, 2021	2024	—	—	—	—		—	—	4,737	327,611
2021 PSP	Mar 9, 2021	2024	—	—	—	—		—	—	32,655	2,258,420
2022 DSBP	Mar 8, 2022	2025	—	—	—	—		—	—	8,248	570,432
2022 PSP	May 3, 2022	2027	—	—	—	—		—	—	59,495	4,114,674
2023 DSBP	Mar 7, 2023	2026	—	—	—	—		—	—	13,666	945,141
2023 PSP	Mar 7, 2023	2028	—	—	—	—		—	—	49,554	3,427,155

1.The amount shown in column (e) reflects outstanding awards under the Company’s 2010 Savings-related Share Option Scheme (see page 31 for more details).
2.For each Executive Director, the amounts shown in columns (j) reflect the number of outstanding awards under the Company’s 2014 Deferred Share Bonus Plan and the 2014 Performance Share Plan (see pages 28 to 31 for more details), including adjustments for dividends accrued in the period since the date of grant.
3.The market value of these has been estimated using a share price of $69.16, being the closing share price of the Company’s Ordinary Shares on the NYSE on December 29, 2023.

CRH Form 10-K/A 37

Option Exercises and Stock Vested
The table below shows on an aggregated basis for each of the Executive Directors information on (i) the exercise of options for the purchase of CRH stock; (ii) the vesting of stock, including Deferred Shares and PSPs, during the last completed fiscal year.

Option Exercises and Stock Vested
(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Albert Manifold	1,293	41,393	225,980	11,839,869
Jim Mintern	—	—	40,906	2,052,437
1.The amount shown in column (b) represents the number of shares acquired following the exercise of an option under the Company’s 2010 Savings-related Share Option Scheme.
2.The amount shown in column (c) has been calculated by multiplying the number of shares acquired by the closing price of CRH shares on the date of exercise, less the exercise cost.
3.The amounts shown in column (d) represents the number of shares vested under CRH’s 2014 Deferred Share Plan and 2014 Performance Share Plan.
4.The amounts shown in column (e) have been calculated by multiplying the number of units vested by the closing price of CRH shares on the date of vesting.

Payments Upon or in Connection with a Change of Control
This section describes and estimates payments that could be made to the continuing Executive Directors under different termination and change of control events. The estimated payments would be made under the terms of the compensation and benefits programs. The amounts in the table below are calculated as if the different events occurred as of December 31, 2023 and assumes that the price of CRH’s shares is the closing price as of December 29, 2023 (the last trading date of the fiscal year).
Share Plan Rules – Leaver Provisions
The treatment of outstanding share awards in the event that an Executive Director leaves is governed by the relevant share plan rules.
“Good leaver” circumstances are defined in the 2014 Performance Share Plan and 2014 Deferred Share Plan as ill-health, injury, disability, the participant’s employing company or business being sold out of the Group or any other reason at the Committee’s absolute discretion (except where a participant is summarily dismissed).
Where an individual leaves by mutual agreement the Committee has discretion to determine the treatment of outstanding share awards.
Individuals who are dismissed for gross misconduct would not be treated as “good leavers”.
Awards under the Savings-related Share Option Scheme are treated in accordance with the rules. The rules provide that awards may be exercised by a participant’s executor within 12 months of the date of death, and six months from the date of termination of employment in other circumstances where options automatically become exercisable, for example in the case of retirement.
Where an executive ceases employment on his/her own volition or as a result of summary dismissal they will normally forfeit outstanding share incentive awards.
The Committee may allow awards to vest early at its discretion in the event that an Executive Director is to be transferred to a jurisdiction where he/she would suffer a tax disadvantage or he/she would be subject to restrictions in connection with his/her award, the underlying shares or the sales proceeds.
Change of Control
In the event of a change in control of the Company, the Committee will consider whether it would be appropriate for awards to be exchanged for equivalent awards in the purchaser’s shares. Further details of the possible treatment of awards in the event of a change in control are set out on page 32.

CRH Form 10-K/A 38

Value of Payments Upon Termination
The following table shows the potential incremental value of payments to each Executive Director upon termination, including in the event of a Change of Control of CRH, assuming a December 31, 2023 termination date and, where applicable, using the NYSE closing price on December 29, 2023 (the last trading day of 2023).

Value of Payments Upon Termination
Name	Benefit or Payment	Retirement ($)	Involuntary Not-for-Cause Termination ($)	Disability ($)	Death ($)	Change of Control ($)
Albert Manifold	Cash Payments	3,742,599	3,742,599	5,898,828	9,287,187	5,590,795
	Unvested PSUs	50,536,183	50,536,183	50,536,183	50,536,183	50,536,183
	Unvested Options	—	—	—	—	—
	Deferred Shares	6,049,702	6,049,702	6,049,702	6,049,702	6,049,702
	Health & Welfare Benefits	10,533	10,533	5,267	—	10,533
Jim Mintern	Cash Payments	1,734,333	1,734,333	2,858,438	4,624,888	2,697,851
	Unvested PSUs	6,143,921	6,143,921	6,143,921	6,143,921	6,143,921
	Unvested Options	53,562	53,562	53,562	53,562	53,562
	Deferred Shares	1,843,183	1,843,183	1,843,183	1,843,183	1,843,183
	Health & Welfare Benefits	24,867	24,867	1,622	—	3,244

Non-Management Director Compensation
The compensation of non-management Directors is determined by a committee of the Chairman and the Executive Directors, who considered and approved a 3.5% increase in the fees of the non-management Directors with effect from January 1, 2023. The Compensation Committee considered and approved a 3.5% increase for the Chairman. Both increases are in line with the increase received by the Executive Directors. Details of the compensation paid to non-management Directors in 2023 (and which comprised cash fees only) are set out below.

Non-management Director Fee Structure in 2023
Role	€000	$000 (i)
Group Chairman (including fees paid to non-management Directors)	670	724
Basic non-management Director fee	93	101
Committee fee	34	37
Additional fees
Senior Independent Director	26	29
Compensation Committee Chairman	32	34
Audit Committee Chairman	41	45
Combined Senior Independent Director and Committee Chairman	41	45
SESR Committee Chairman	32	34
Fee for Europe-based non-executive Directors (ii)	16	17
Fee for US-based non-executive Directors (ii)	31	34
(i)    The fees for the non-management Directors are set and paid in euro. For the purposes of this table, the fees have been converted to U.S. Dollars using the average Bloomberg composite rate for 2023.
(ii)    The differential in fees reflects additional travel requirements for U.S. based Directors.
The non-management Directors are not entitled to receive any compensation upon the termination of their appointment and no fees will be payable in respect of any unserved portion of the term of their appointment. In addition, non-management Directors are not entitled to participate in the Company’s annual short term incentive award program or other benefit plans. Each non-management Director is entitled to reimbursement from the Company for reasonable expenses incurred in the performance of their duties. The non-management Directors may, in certain circumstances and at the Company’s expense, obtain independent professional advice in the furtherance of their duties as Directors.

CRH Form 10-K/A 39

The following table summarizes the compensation awarded or paid to the non-management Directors for the year ended December 31, 2023.

Individual compensation for non-management Directors for the year ended December 31, 2023
	Basic fees (i) $’000		Benefits (ii) $’000		Other fees (iii) $’000		Total $’000
	2023	2022	2023	2022	2023	2022	2023	2022	2021
Non-management Directors
R. Boucher	101	95	23	4	640	601	764	700	768
C. Dowling (iv)	101	95	8	3	53	50	162	148	129
R. Fearon	101	95	–	–	70	66	171	161	177
J. Karlström	101	95	–	–	53	50	154	145	160
S. Kelly	101	95	–	–	115	108	216	203	223
B. Khan (v)	101	95	–	–	70	66	171	161	17
L. McKay	101	95	–	–	115	102	216	197	177
G.L. Platt	101	95	–	–	70	76	171	171	213
M.K. Rhinehart	101	95	–	–	105	87	206	182	177
S. Talbot	101	95	12	3	53	50	166	148	163
C. Verchere (vi)	80	–	–	–	42	–	122	–	–
	1,090	950	43	10	1,386	1,256	2,519	2,216	2,204
(i)    Further information in relation to the non-management Director fee structure is set out on page 39. The fees for the non-management Directors are set and paid in euro and, for the purposes of this table, have been converted to U.S. Dollars using the average Bloomberg composite rate for the relevant year. The currency conversion results in apparent fluctuations in base salary from one year to the next.
(ii)    Includes the cost of hotel accommodation for Irish based non-management Directors in respect of meetings held in Ireland which have been grossed up for Irish tax purposes.
(iii)    Other fees: Includes compensation for Chairman, Board Committee work and allowances for non-management Directors.
(iv)    Caroline Dowling became a Director on March 22, 2021.
(v)    Badar Khan became a Director on October 27, 2021.
(vi)    Christina Verchere became a Director on March 20, 2023.
How we set Non-management Director Compensation
Policy
The compensation structure/policy for non-management Directors was approved by shareholders at the 2022 AGM. This policy will remain in place until January 2025, at which time it is intended that it will be replaced by a Board approved framework for compensation in line with normal practice for U.S. domestic issuers.
Chairman
In setting the compensation for the Chairman, the Compensation Committee receives advice from its independent compensation adviser in relation to compensation paid by other listed companies*. 4
Non-management Directors
A Committee of the Chairman, the Chief Executive and the Chief Financial Officer sets the compensation for the non-management Directors. They receive advice from the Compensation Committee’s independent compensation adviser.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee during fiscal year 2023 were Lamar McKay, Richie Boucher, Caroline Dowling, Johan Karlström, Shaun Kelly, Gillian L. Platt and Mary K. Rhinehart, all of whom are independent, non-management Directors. No member of the Compensation Committee has been an executive officer or employee of the Company, and no member of the Compensation Committee had any relationships during fiscal year 2023 requiring disclosure by the Company under applicable SEC rules requiring disclosure of certain relationships and related-party transactions. No member of the Compensation Committee or the Board served during fiscal year 2023 as an executive officer of another entity at which one of the Company’s executive officers served as a director or member of such entity’s compensation committee (or other committee serving an equivalent function).

*Prior to the Company’s change in primary listing to the NYSE, this data was primarily extracted from the top 50 companies in the FTSE index on the LSE (excluding financial services companies).4
CRH Form 10-K/A 40

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stockholdings of Certain Owners and Management
The table below shows the total number of ordinary shares beneficially owned by (i) each of our Directors, (ii) all those known by us to beneficially own more than 5% of our Ordinary Shares and (iii) all of our Directors and executive officers as a group, as of March 8, 2024. Unless otherwise indicated, (i) each beneficial owner listed below has sole voting and dispositive power over the securities held and (ii) the address of each beneficial owner listed in the following table is c/o CRH plc, Stonemason’s Way, Rathfarnham, Dublin 16, Republic of Ireland.

Stockholdings of Certain Owners and Management (i)
Title of Class	Name and address of beneficial owner	Number of Ordinary Shares Beneficially Held	Percent of Class
Ordinary Shares	Richie Boucher	23,300	Less than 1%
Ordinary Shares	Albert Manifold	87,063	Less than 1%
Ordinary Shares	Jim Mintern	34,382	Less than 1%
Ordinary Shares	Lamar McKay	4,000	Less than 1%
Ordinary Shares	Caroline Dowling	1,000	Less than 1%
Ordinary Shares	Richard Fearon	80,000	Less than 1%
Ordinary Shares	Johan Karlström	2,000	Less than 1%
Ordinary Shares	Shaun Kelly	3,000	Less than 1%
Ordinary Shares	Badar Khan	1,000	Less than 1%
Ordinary Shares	Gillian L. Platt	1,146	Less than 1%
Ordinary Shares	Mary K. Rhinehart	1,045	Less than 1%
Ordinary Shares	Siobhán Talbot	1,550	Less than 1%
Ordinary Shares	Christina Verchere	1,000	Less than 1%
	Total Directors and Executive Officers as a Group	240,486	Less than 1%

	Greater Than 5% Beneficial Owners
Ordinary Shares	BlackRock Inc. (ii)	66,183,769	8.9%
(i)     For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any Ordinary Shares that such person has the right to acquire within 60 days of the date of determination.
(ii)     Based on the Schedule 13G filed by BlackRock, Inc. with the SEC on January 25, 2023, BlackRock, Inc. and its subsidiaries beneficially owned an aggregate of 66,183,769 Ordinary Shares as of December 31, 2022, and BlackRock, Inc. had sole voting power over 60,481,075 Ordinary Shares and sole dispositive power over 66,183,769 Ordinary Shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

CRH Form 10-K/A 41

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information, as of December 31, 2023, relating to our equity compensation plans pursuant to which grants of options, restricted share awards, performance share awards, deferred compensation awards or other rights to acquire our Ordinary Shares may be granted from time to time.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted - Average Exercise Price of Outstanding Options, Warrants and Rights ($) (3)	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (4)
Equity compensation plans approved by security holders (1)	10,570,250	25.06	24,095,455
Equity compensation plans not approved by security holders (2)	336,639	—	34,329,066
Total	10,906,889		58,424,521
1.Includes the Company’s 2014 Performance Share Plan and the Company’s Savings-related Share Option Schemes, each of which has been approved by the shareholders. For a description of these plans, please see pages 28 and 29.
2.Includes the 2014 Deferred Share Plan and the 2013 Restricted Share Plan, neither of which are considered “equity compensation plans” requiring shareholder approval under the rules of the NYSE. For a description of the 2014 Deferred Share Plan please see page 28. Under the rules of the 2013 Restricted Share Plan, certain senior executives (excluding executive directors) can receive conditional awards of shares.
3.The weighted average exercise price of outstanding options, warrant and rights excludes awards under the 2014 Performance Share Plan, the 2013 Restricted Share Plan and the 2014 Deferred Share Plan because they have no exercise price.
4.Under the applicable rules of the Company’s share schemes, the total number of shares allocated under the Company’s share schemes cannot exceed such number as represents 10% of the Ordinary Share capital of the Company in issue at any given time, with a 5% threshold applying under the 2014 Performance Share Plan and the remaining 5% applying to all other Plans.

CRH Form 10-K/A 42

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
During fiscal year 2023, Extech Building Materials (Extech) made building materials purchases from certain of our wholly-owned subsidiaries in the aggregate amount of approximately $5,474,000. Extech is majority owned by the family of Robert Feury, our Chief Culture and People Officer, who owns a minority stake in Extech. Robert Feury’s father, Robert Feury Sr., is a director and part owner of Extech, his brother, Tim Feury, is Extech’s chief executive and part owner and his brother, Brian Feury, is a sales manager at Extech and part owner.
These ongoing transactions were conducted on an arm’s-length basis in the ordinary course of business and were approved in accordance with the Company’s Related Party Transactions Policy.
BlackRock, Inc. and its affiliates (together, “BlackRock”) held more than 5% of CRH’s shares during 2023. During 2023, CRH has invested an approximate daily average of $460,000,000 in a money market fund managed by BlackRock, for which BlackRock received fees of approximately $332,000 based on the amounts invested in the fund. This ongoing transaction has been conducted in the ordinary course of business and on customary terms negotiated on an arm’s-length basis, and it has been approved by the Board’s Nomination & Corporate Governance Committee in line with CRH’s policy on transactions with related persons.
Policy and Procedures for Review and Approval of Related Party Transactions
The Board has adopted a written policy and procedures for review, approval and monitoring of transactions involving the Company and related parties (including current executive officers and directors and persons who served in those roles at any time since the beginning of our most recently completed fiscal year, greater than 5% beneficial owners of the Company’s Ordinary Shares, immediate family members of such persons, related entities of such persons, and persons who may be a ‘related person’ under applicable Disclosure Guidance and Transparency Rules of the UK’s Financial Conduct Authority (the “UK DTR”) (a “Related Party”).
The policy covers transactions in which the Company or any of its controlled subsidiaries was, is or will be a participant, where the amount involved exceeds $120,000, and in which a Related Party has or will have a material interest, in addition to certain transactions or arrangements (other than in the ordinary course of business and concluded on normal market terms) that would fall within the scope of the applicable UK DTR on related party transactions (any such transaction, a “Related Party Transaction”).
Related Party Transactions must be reviewed and approved by the Nomination & Corporate Governance Committee of the Board, which will approve a transaction only if it determines that the transaction is not inconsistent with the interests of the Company and its shareholders and such transaction complies with other relevant Company policies, organizational documents and relevant requirements. If it is inappropriate for the Nomination & Corporate Governance Committee to review and consider the approval or ratification of the Related Party Transaction for reasons of conflict of interests or otherwise, then the proposed transaction will be approved by another independent body of the Board. In addition, if a proposed Related Party Transaction involves a Related Party who is a member of the Nomination & Corporate Governance Committee (or such alternate independent body considering such transaction) or an immediate family member thereof, such director may not participate in any discussion or vote regarding approval, ratification or rejection of such transaction, although such director may be counted in determining the presence of a quorum at a meeting to consider such transaction.
In considering the transaction, the Nomination & Corporate Governance Committee, or its substitute independent body, shall take into account, among other factors it deems appropriate, the following factors:
•whether the transaction was undertaken in the ordinary course of business of the Company;
•the parties thereto and the relationship of the Related Party to the Company;
•the extent, direct or indirect, of the Related Party’s interest in the transaction;
•the approximate dollar value of the amount involved in the transaction;
•the approximate dollar value of the amount of the Related Party’s interest in the transaction without regard to the amount of any profit or loss;
•whether the transaction was undertaken in the ordinary course of business of the Company;
•whether the transaction with the Related Party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that would have been reached with an unrelated third party;
•the material terms of the proposed Related Party Transaction, including the purpose of, and the potential benefits to the Company of the transaction;
•the public announcement requirements that may apply under the Exchange Act or the UK DTRs;
•the importance and fairness of the transaction both to the Company and the Related Party;
•whether the Related Party Transaction could also fall within restrictions on noncash and credit transactions with directors or their connected persons under the Companies Act 2014; and
•any other information regarding the transaction or the Related Party in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transactions.
The Nomination & Corporate Governance Committee has delegated authority to the Chairman of the Committee to pre-approve or ratify certain transactions subject to the Related Party Transactions Policy. A summary of any new transactions pre-approved or ratified by the Chairman is provided to the Nomination & Corporate Governance Committee for its review at its next scheduled meeting.

CRH Form 10-K/A 43

Director Independence
Pursuant to the NYSE listing rules, in order for a Director to qualify as “independent”, the Board of Directors must affirmatively determine that the Director has no material relationship with CRH. Our Board’s guidelines for Director independence conform to the independence requirements in the NYSE listing standards.
In addition to applying these guidelines, the Board considers all relevant facts and circumstances when making an independence determination, including all relevant transactions, relationships and arrangements among Board members, their family members and the Company.
Each of our 13 Directors who served in 2023, and will stand for re-election at the 2024 AGM, were determined to be independent under the foregoing requirements, except for Albert Manifold and Jim Mintern, who were not independent pursuant to the NYSE rules because they are executives employed by CRH.
Therefore, all members of the Audit, Compensation and Nomination & Corporate Governance Committees are independent and, in addition, meet all additional applicable independence tests of the NYSE listing standards and additional standards imposed under the U.S. securities laws and the rules and regulations of the SEC.
The Nomination & Corporate Governance Committee reviews the independence of each Director annually and makes recommendations to the Board regarding independence.

CRH Form 10-K/A 44

Item 14. Principal Accountant Fees and Services
Fees of the auditors
The Audit Committee is responsible for assessing the compensation of the independent registered public accounting firm in light of, among other things, the firm's qualifications and performance.
Deloitte Ireland LLP (Deloitte), based in Dublin, Ireland, has been the Company’s independent registered public accounting firm since April 23, 2020 (PCAOB ID No. 1193). The following table sets forth the aggregate fees for professional services rendered by Deloitte, the member firms of Deloitte Touche Tohmatsu Limited and their respective affiliates, for the periods indicated in respect of the following categories. The Company did not pay any other fees to its auditors during the periods indicated below.

Audit Fees
in $ millions	Deloitte
	For the Year Ended December 31,
	2023	2022
Audit fees (i)	32	22
Audit-related fees (ii)	2	1
Tax fees	-	-
All other fees	-	-
Total	34	23
(i)Represents the aggregate fees for professional services performed by Deloitte for the audit of our annual financial statements, internal control attestation procedures, statutory audits of our parent company and subsidiary financial statements and other services that are normally provided in connection with statutory and regulatory filings or engagements.
(ii)Represents fees for assurance and related services performed by Deloitte that are reasonably related to the performance of the audit or review of our financial statements. This includes employee benefit plan audits, agreed-upon procedures reports, and services in connection with the Company’s potential divestitures.
Pre-Approval Policies and Procedures
In order to ensure auditor independence and objectivity, the Audit Committee has adopted a policy which sets out the types of permitted and non-permitted non-audit services and those which require explicit prior approval. The policy of our Audit Committee is to pre-approve all audit and non-audit services provided by Deloitte. On an annual basis the Audit Committee will review and pre-approve the services which may be provided by the independent auditor. All of the audit and non-audit services carried out in the years ended December 31, 2023 and 2022 were pre-approved by the Audit Committee.
The fees paid to Deloitte for non-audit work in 2023, amounted to $1.7 million and represented approximately 5% of the total audit fees for the year.
The Audit Committee and the Board of Directors believe that the continued retention of Deloitte as the independent registered public accounting firm is in the best interests of the Company and its shareholders and have recommended that shareholders authorize the directors to fix the compensation of Deloitte for the fiscal year ending December 31, 2024.

CRH Form 10-K/A 45

Part IV

Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this Report:
1. Consolidated Financial Statements
No financial statement or supplemental data are filed with this Form 10-K Amendment. See Part II, Item 8 of CRH’s Annual Report on Form 10-K.
2. Exhibits
The documents set forth below are included herein or incorporated herein by reference to the location indicated.
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
4.4**    Description of securities registered under Section 12 of the Exchange Act.
10.1**    Multicurrency Facility Agreement, originally dated June 11, 2014, between CRH plc and National Westminster Bank plc (as Agent), as amended and restated by amendment and restatement agreements dated April 7, 2017, April 10, 2019, April 1, 2021 and May 11, 2023.
10.2**    Amendment and Restatement Agreement, dated May 11, 2023, between CRH plc, Bank of America Europe Designated Activity Company (as Retiring Agent), National Westminster Bank PLC (as Successor Agent) and others.
10.3†    Rules of the CRH 2021 Savings-Related Share Option Scheme - (Republic of Ireland) (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-8 filed August 22, 2023).
10.4†    Rules of the CRH 2021 Savings-Related Share Option Scheme - (United Kingdom) (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-8 filed August 22, 2023).
10.5†    Rules of the CRH plc 2014 Performance Share Plan (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-8 filed August 22, 2023).
10.6†    Rules of the CRH plc 2014 Deferred Share Bonus Plan (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-8 filed August 22, 2023).
10.7†**    Rules of the CRH plc 2013 Restricted Share Plan
10.8†    Rules of the CRH 2010 Savings-Related Share Option Scheme - (Republic of Ireland) (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-8 filed August 22, 2023).
10.9†    Rules of the CRH 2010 Savings-Related Share Option Scheme - (United Kingdom) (incorporated by reference to Exhibit 4.8 to the registration statement on Form S-8 filed August 22, 2023).
10.10†    Trust Deed and Rules, dated September 6, 1990 of the Roadstone Limited Share Participation Scheme (incorporated by reference to Exhibit 4.9 to the registration statement on Form S-8 filed August 22, 2023).
10.11†    Deed of Amendment, dated November 17, 2009, to the Trust Deed and Rules of the Roadstone Limited Share Participation Scheme (incorporated by reference to Exhibit 4.10 to the registration statement on Form S-8 filed August 22, 2023).
10.12†    Deed of Amendment, dated March 7, 2016, to the Trust Deed and Rules of the Roadstone Limited Share Participation Scheme (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-8 filed August 22, 2023).
10.13†    Trust Deed and Rules, dated December 18, 2019 of the CRH Finance DAC Share Participation Scheme (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-8 filed August 22, 2023).
10.14†    Trust Deed and Rules, dated April 8, 1997 of the CRH Group Services Limited Share Participation Scheme (incorporated by reference to Exhibit 4.13 to the registration statement on Form S-8 filed August 22, 2023).
10.15†    Supplemental Deed, dated June 23, 1997, to the CRH Group Services Limited Share Participation Scheme (incorporated by reference to Exhibit 4.14 to the registration statement on Form S-8 filed August 22, 2023).
10.16†    Agreement, dated June 2, 1998, regarding amendments to the CRH Group Services Limited Share Participation Scheme (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-8 filed August 22, 2023).
10.17†    Trust Deed and Rules, dated October 12, 1989, of the Irish Cement Limited Share Participation Scheme (incorporated by reference to Exhibit 4.16 to the registration statement on Form S-8 filed August 22, 2023).
10.18†    Trust Deed and Rules, dated September 17, 1990 of the Irish Shared Administration Centre Limited Share Participation Scheme (incorporated by reference to Exhibit 4.17 to the registration statement on Form S-8 filed August 22, 2023).
10.19†    Agreement, dated November 27, 1996, regarding amendments to the Irish Shared Administration Centre Limited Share Participation Scheme (incorporated by reference to Exhibit 4.18 to the registration statement on Form S-8 filed August 22, 2023).
10.20†    Deed of Amendment, dated November 18, 2009, to the Irish Shared Administration Centre Limited Share Participation Scheme (incorporated by reference to Exhibit 4.19 to the registration statement on Form S-8 filed August 22, 2023).
10.21†    Deed of Amendment, dated January 7, 2019, to the Irish Shared Administration Centre Limited Share Participation Scheme (incorporated by reference to Exhibit 4.20 to the registration statement on Form S-8 filed August 22, 2023).
CRH Form 10-K/A 46

10.22†    Trust Deed and Rules, dated October 26, 2018 of the Opterra Wössingen Share Participation Scheme (incorporated by reference to Exhibit 4.21 to the registration statement on Form S-8 filed August 22, 2023).
10.23†    Oldcastle Materials Inc., Retirement Savings Plan, as amended on December 21, 2009 (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 filed April 2, 2010).
10.24†    Oldcastle Precast, Inc. Profit Sharing Retirement Plan and Trust, dated February 26, 1970, as amended on January 1, 2010 (incorporated by reference to Exhibit 99.2 to the registration statement on Form S-8 filed April 2, 2010).
21.1**    Principal Subsidiary Undertakings.
22.1**    List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
23.1**    Consent of Independent Registered Public Accounting Firm - Deloitte Ireland LLP.
24.1**    Power of Attorney (included on signature page of Annual Report on Form 10-K filed on February 29, 2024).
31.1**    Certification of Chief Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3* Certification of Chief Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 * Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**    Certification of Chief Executive pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**    Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1**    Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
97.1**    Policy Relating to Recovery of Erroneously Awarded Compensation.
101    Inline eXtensible Business Reporting Language (XBRL).
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

† Management compensation plan or arrangement.
* Filed with this Amendment No. 1 on Form 10-K/A
** Previously filed or furnished with our Annual Report on Form 10-K filed on February 29, 2024.

CRH Form 10-K/A 47

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRH public limited company (Registrant)
/s/ Jim Mintern
Jim Mintern
Chief Financial Officer
Dated: March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* R. Boucher	(Chairman of the Board)	March 15, 2024
/s/ Albert Manifold A. Manifold	(Chief Executive and Executive Director)	March 15, 2024
/s/ Jim Mintern J. Mintern	(Chief Financial Officer and Executive Director)	March 15, 2024
* L. McKay	(Non-management Director)	March 15, 2024
* C. Dowling	(Non-management Director)	March 15, 2024
* J. Karlström	(Non-management Director)	March 15, 2024
* S. Kelly	(Non-management Director)	March 15, 2024
* G.L. Platt	(Non-management Director)	March 15, 2024
* M.K. Rhinehart	(Non-management Director)	March 15, 2024
* B. Khan	(Non-management Director)	March 15, 2024
* R. Fearon	(Non-management Director)	March 15, 2024
* S. Talbot	(Non-management Director)	March 15, 2024
* C. Verchere	(Non-management Director)	March 15, 2024

* By:	/s/ JIM MINTERN
J. Mintern
Attorney-in-Fact
CRH Form 10-K/A 48