Form 10-Q
period 2024-03-31
CRH PUBLIC LTD CO
filed 2024-05-10
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-32846

CRH public limited company
(Exact name of registrant as specified in its charter)

Ireland	98-0366809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stonemason’s Way, Rathfarnham, Dublin 16, D16 KH51, Ireland
+353 1 404 1000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbols:	Name of each exchange on which registered:
Ordinary Shares of €0.32 each	CRH	New York Stock Exchange
6.40% notes due 2033	CRH/33A	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes      ☒ No
As of April 26, 2024, the number of outstanding Ordinary Shares was 686,677,448.686,677,448.

EXPLANATORY NOTE
CRH plc (together with its consolidated subsidiaries, the “Company”, “CRH”, the “Group”, “we”, “us” or “our”), a corporation organized under the laws of the Republic of Ireland, is a foreign private issuer in the United States (U.S.) for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). CRH voluntarily has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the U.S. Securities and Exchange Commission (SEC) instead of filing on the reporting forms available to foreign private issuers.

CERTAIN TERMS
Except as otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended December 31 of the respective year.
References to the '2023 Form 10-K' are to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 and amended on March 15, 2024. References to this 'Quarterly Report' are to our Quarterly Report on Form 10-Q for the three months ended March 31, 2024. All references to the 'Condensed Consolidated Financial Statements' are to Part I, Item 1 of this Quarterly Report. All references to the 'same period in 2023' refer to the three months ended March 31, 2023, unless otherwise indicated.
References to the 'Ordinary Shares' refer to our ordinary shares of €0.32 each.
CRH Form 10-Q 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except share and per share data)

	Three months ended
	March 31
	2024	2023
Product revenues	5,368	5,338
Service revenues	1,165	1,089
Total revenues	6,533	6,427
Cost of product revenues	(3,577)	(3,744)
Cost of service revenues	(1,149)	(1,064)
Total cost of revenues	(4,726)	(4,808)
Gross profit	1,807	1,619
Selling, general and administrative expenses	(1,787)	(1,622)
Gain on disposal of long-lived assets	8	5
Operating income	28	2
Interest income	43	40
Interest expense	(133)	(81)
Other nonoperating income, net	161	-
Income (loss) from operations before income tax expense and income from equity method investments	99	(39)
Income tax benefit	19	14
Loss from equity method investments	(4)	(6)
Net income (loss)	114	(31)
Net (income) attributable to redeemable noncontrolling interests	(2)	(2)
Net loss attributable to noncontrolling interests	4	5
Net income (loss) attributable to CRH plc	116	(28)

Earnings (loss) per share attributable to CRH plc
Basic	$0.16	($0.05)
Diluted	$0.16	($0.05)

Weighted average common shares outstanding
Basic	687.8	742.9
Diluted	693.4	742.9
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 2

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in $ millions)

	Three months ended
	March 31
	2024	2023
Net income (loss)	114	(31)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(148)	98
Net change in fair value of effective portion of cash flow hedges, net of tax of $6 million and $(6) million for the three months ended March 31, 2024 and March 31, 2023, respectively	(37)	31
Actuarial losses and prior service costs for pension and other postretirement plans, net of tax of $1 million and $nil million for the three months ended March 31, 2024 and March 31, 2023, respectively	(3)	(3)
Other comprehensive (loss) income	(188)	126
Comprehensive (loss) income	(74)	95
Comprehensive (income) attributable to redeemable noncontrolling interests	(2)	(2)
Comprehensive loss (income) attributable to noncontrolling interests	11	(7)
Comprehensive (loss) income attributable to CRH plc	(65)	86
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 3

Condensed Consolidated Balance Sheets (Unaudited)
(in $ millions, except share data)

	March 31	December 31	March 31
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	3,308	6,341	4,650
Accounts receivable, net	4,798	4,507	4,706
Inventories	4,619	4,291	4,458
Assets held for sale	236	1,268	-
Other current assets	748	478	416
Total current assets	13,709	16,885	14,230
Property, plant and equipment, net	18,878	17,841	17,997
Equity method investments	609	620	655
Goodwill	10,125	9,158	9,308
Intangible assets, net	1,093	1,041	1,094
Operating lease right-of-use assets, net	1,285	1,292	1,192
Other noncurrent assets	634	632	631
Total assets	46,333	47,469	45,107

Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	2,730	3,149	2,627
Accrued expenses	2,241	2,296	2,079
Current portion of long-term debt	2,992	1,866	2,251
Operating lease liabilities	255	255	235
Liabilities held for sale	44	375	-
Other current liabilities	1,735	2,072	2,063
Total current liabilities	9,997	10,013	9,255
Long-term debt	9,680	9,776	7,583
Deferred income tax liabilities	2,684	2,738	2,972
Noncurrent operating lease liabilities	1,120	1,125	1,021
Other noncurrent liabilities	2,110	2,196	2,132
Total liabilities	25,591	25,848	22,963
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	326	333	307
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of March 31, 2024, December 31, 2023, and March 31, 2023	1	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 729,477,337, 734,519,598 and 752,140,338 issued and outstanding, as of March 31, 2024, December 31, 2023, and March 31, 2023 respectively	294	296	302
Treasury stock, at cost (41,897,429, 42,419,281 and 11,596,581 shares as of March 31, 2024, December 31, 2023 and March 31, 2023 respectively)	(2,166)	(2,199)	(487)
Additional paid-in capital	337	454	420
Accumulated other comprehensive loss	(797)	(616)	(673)
Retained earnings	22,346	22,918	21,692
Total shareholders’ equity attributable to CRH plc shareholders	20,015	20,854	21,255
Noncontrolling interests	401	434	582
Total equity	20,416	21,288	21,837
Total liabilities, redeemable noncontrolling interests and equity	46,333	47,469	45,107
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 4

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Three months ended
	March 31
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	114	(31)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	397	384
Share-based compensation	30	31
Gains on disposals from businesses and long-lived assets, net	(123)	(5)
Deferred tax (benefit) expense	(36)	49
Loss from equity method investments	4	6
Pension and other postretirement benefits net periodic benefit cost	9	8
Non-cash operating lease costs	75	69
Other items, net	(25)	(3)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(326)	(356)
Inventories	(270)	(217)
Accounts payable	(396)	(339)
Operating lease liabilities	(75)	(70)
Other assets	(77)	(21)
Other liabilities	1	(164)
Pension and other postretirement benefits contributions	(14)	(12)
Net cash used in operating activities	(712)	(671)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(506)	(332)
Acquisitions, net of cash acquired	(2,206)	(155)
Proceeds from divestitures and disposals of long-lived assets	739	6
Dividends received from equity method investments	6	8
Settlements of derivatives	(13)	(2)
Other investing activities, net	(116)	(17)
Net cash used in investing activities	(2,096)	(492)

CRH Form 10-Q 5

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Three months ended
	March 31
	2024	2023
Cash Flows from Financing Activities:
Proceeds from debt issuances	1,818	71
Payments on debt	(651)	-
Settlements of derivatives	(1)	6
Payments of finance lease obligations	(9)	(6)
Deferred and contingent acquisition consideration paid	(7)	(4)
Dividends paid	(750)	-
Distributions to noncontrolling and redeemable noncontrolling interests	(17)	(13)
Repurchases of common stock	(559)	(246)
Proceeds from exercise of stock options	-	1
Net cash used in financing activities	(176)	(191)

Effect of exchange rate changes on cash and cash equivalents	(97)	68
Decrease in cash and cash equivalents	(3,081)	(1,286)
Cash and cash equivalents at the beginning of period	6,390	5,936
Cash and cash equivalents at the end of period	3,309	4,650

Supplemental cash flow information:
Cash paid for interest (including finance leases)	45	54
Cash paid for income taxes	159	104

Reconciliation of cash and cash equivalents
Cash and cash equivalents presented in the Condensed Consolidated Balance Sheets	3,308	4,650
Cash and cash equivalents included in assets held for sale	1	-
Total cash and cash equivalents presented in the Condensed Consolidated Statements of Cash Flows	3,309	4,650
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 6

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
Net income	-	-	-	-	-	-	-	-	116	116	(4)	112
Other comprehensive loss	-	-	-	-	-	-	-	(181)	-	(181)	(7)	(188)
Share-based compensation	-	-	-	-	-	-	30	-	-	30	-	30
Repurchases of common stock	-	-	-	-	(2.6)	(179)	-	-	-	(179)	-	(179)
Repurchases and retirement of common stock	-	-	(5.0)	(2)	-	-	-	-	(378)	(380)	-	(380)
Shares issued under employee share plans	-	-	-	-	3.1	212	(147)	-	(65)	-	-	-
Dividends declared on common stock	-	-	-	-	-	-	-	-	(241)	(241)	-	(241)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(4)	(4)
Divestiture of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(18)	(18)
Adjustment of redeemable noncontrolling interests to redemption value	-	-	-	-	-	-	-	-	(4)	(4)	-	(4)
Balance at March 31, 2024	0.9	$1	729.5	$294	(41.9)	($2,166)	$337	($797)	$22,346	$20,015	$401	$20,416
For the three months ended March 31, 2024, dividends declared on common stock were $0.35 per common share.

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	0.9	$1	752.1	$302	(7.7)	($297)	$443	($787)	$22,495	$22,157	$575	$22,732
Net loss	-	-	-	-	-	-	-	-	(28)	(28)	(5)	(33)
Other comprehensive income	-	-	-	-	-	-	-	114	-	114	12	126
Share-based compensation	-	-	-	-	-	-	31	-	-	31	-	31
Repurchases of common stock	-	-	-	-	(5.6)	(246)	-	-	-	(246)	-	(246)
Shares issued under employee share plans	-	-	-	-	1.7	56	(54)	-	(1)	1	-	1
Dividends declared on common stock	-	-	-	-	-	-	-	-	(764)	(764)	-	(764)
Adjustment of redeemable noncontrolling interests to redemption value	-	-	-	-	-	-	-	-	(10)	(10)	-	(10)
Balance at March 31, 2023	0.9	$1	752.1	$302	(11.6)	($487)	$420	($673)	$21,692	$21,255	$582	$21,837
For the three months ended March 31, 2023, dividends declared on common stock were $1.03 per common share.

The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 7

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of significant accounting policies
1.1. Description of business
CRH plc (the Company) is a multinational company that operates in the building materials industry, providing essential products and services for construction projects primarily in North America and Europe. The Company is one of the largest suppliers of building materials globally. The Company is a major producer of aggregates, cement, readymixed concrete, asphalt, paving and construction services, and value-added building products. The Company provides solutions to a wide range of customers, including contractors, builders, engineers, infrastructure developers, and the residential market.
1.2. Basis of presentation and use of estimates
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited Consolidated Financial Statements and related notes thereto included in the Company’s 2023 Form 10-K. In the opinion of our management, these statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods and at the dates presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2023 Form 10-K.
The preparation of the Company's Condensed Consolidated Financial Statements requires management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include impairment of long-lived assets, impairment of goodwill, pension and other postretirement benefits, tax matters and litigation, including insurance and environmental compliance costs. These estimates and assumptions are based on management’s judgment.
Estimates and underlying assumptions are reviewed on an ongoing basis. Changes in accounting estimates may be necessary if there are changes in the circumstances or experiences on which the estimate was based or as a result of new information.
Changes in estimates, including those resulting from changes in the economic environment, are reflected in the period in which the change in estimate occurs.
1.3. Restricted cash
The Company had restricted cash of $6 million, $6 million and $5 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, included within Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The Company is restricted from utilizing the cash for purposes other than with government approval as it is linked to the awarding of government licenses for quarrying.
1.4. New accounting standards
Refer to note 1.25 in the 2023 Form 10-K for impacts of new accounting standards. There were no material impacts from the adoption of new accounting standards for the three months ended March 31, 2024.
CRH Form 10-Q 8

2. Revenue
The Company disaggregates revenue based on its operating and reportable segments. The Company’s reportable segments are: (1) Americas Materials Solutions, (2) Americas Building Solutions, (3) Europe Materials Solutions, and (4) Europe Building Solutions.
Revenue is disaggregated by principal activities and products. Business lines are reviewed and evaluated as follows: (1) Essential Materials, (2) Road Solutions, (3) Building & Infrastructure Solutions, and (4) Outdoor Living Solutions.
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
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	Three months ended March 31, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	903	-	990	-	1,893
Road Solutions (i)	1,299	-	1,023	-	2,322
Building & Infrastructure Solutions (ii)	-	548	-	493	1,041
Outdoor Living Solutions	-	1,145	-	132	1,277
Total revenues	2,202	1,693	2,013	625	6,533

	Three months ended March 31, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	807	-	1,097	-	1,904
Road Solutions (i)	1,088	-	1,081	-	2,169
Building & Infrastructure Solutions (ii)	-	569	-	563	1,132
Outdoor Living Solutions	-	1,092	-	130	1,222
Total revenues	1,895	1,661	2,178	693	6,427
(i)     Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time for the three months ended March 31 were:

in $ millions	2024	2023
Americas Materials Solutions	596	495
Europe Materials Solutions	414	429
Total revenue from contracts with customers	1,010	924
(ii) Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time for the three months ended March 31 were:

in $ millions	2024	2023
Americas Building Solutions	23	16
Europe Building Solutions	132	149
Total revenue from contracts with customers	155	165

Contract assets were $637 million, $716 million and $622 million and contract liabilities were $430 million, $439 million and $337 million, at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The decrease in contract assets during the three months ended March 31, 2024 was primarily attributed to the timing of billings and retentions received. The decrease in contract liabilities during the three months ended March 31, 2024 was due to the timing of billings in excess of revenue recognized. The Company recognized revenue of $265 million and $191 million for the three months ended March 31, 2024, and March 31, 2023, respectively, which was previously included in the contract liability balance at December 31, 2023 and December 31, 2022, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts at March 31, 2024, December 31, 2023 and March 31, 2023 amounting to $416 million and $221 million, $471 million and $245 million, and $449 million and $173 million, respectively. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On March 31, 2024, the Company had $4,385 million of transaction price allocated to remaining performance obligations. The majority of open contracts at March 31, 2024 will close and revenue will be recognized within 12 months of the balance sheet date.
CRH Form 10-Q 9

3. Assets held for sale and divestitures
In November 2023, the Company entered into a sales agreement with SigmaRoc plc. to divest of its Lime operations in Europe for consideration of $1.1 billion. The transaction was structured in three phases. The first phase of the transaction, comprising the Company’s Lime operations in Germany, Czech Republic and Ireland, closed on January 1, 2024 and the second phase comprising the operations in the United Kingdom, closed on March 27, 2024. The divestitures resulted in a pretax gain of $115 million which was included in Other nonoperating income, net. The results of the divested operations and the gain on divestiture were reported in the Europe Materials Solutions segment. The third phase comprising the operations in Poland, is expected to close in the second half of 2024.
In December 2023, the Company entered into a sales agreement to dispose of certain of its cement and materials assets in Canada, which closed on April 1, 2024.
The Lime operations in Poland and the cement and materials assets in Canada comprise part of the Company’s Europe Materials Solutions and Americas Materials Solutions segments, respectively, and the relevant assets and liabilities have accordingly been reclassified as assets and liabilities held for sale.
The major classes of assets and liabilities classified as held for sale were:

	March 31	December 31
in $ millions	2024	2023
Assets
Cash and cash equivalents	1	49
Accounts receivable, net	30	70
Inventories	59	102
Other assets	3	8
Property, plant and equipment, net	139	832
Operating lease right-of-use assets, net	-	6
Goodwill	4	201
Assets held for sale	236	1,268

Liabilities
Accounts payable	34	59
Accrued expenses	1	17
Other liabilities	9	145
Deferred income tax liabilities	-	148
Operating lease liabilities	-	6
Liabilities held for sale	44	375

CRH Form 10-Q 10

4. Acquisitions
The Company strategically acquires companies in order to increase its footprint and offer products and services that enhance its existing offerings. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition with the remaining amount recorded in goodwill.
On February 9, 2024, the Company acquired a portfolio of cement and readymixed concrete assets and operations in Texas, United States (the 'Hunter' acquisition) for a total consideration of $2,106 million.
During the three months ended March 31, 2024, the Company completed the acquisition of eight companies, each individually immaterial except for the aforementioned Hunter acquisition in the Americas Materials Solutions segment. The total cash consideration for these acquisitions net of cash acquired, was $2,206 million. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions at March 31, 2024 were:

in $ millions	Hunter	Other acquisitions (i)	Total
Identifiable assets acquired and liabilities assumed
Accounts receivable, net	-	6	6
Inventories	71	1	72
Other current assets	2	2	4
Property, plant and equipment, net	1,075	38	1,113
Intangible assets, net	2	18	20
Operating lease right-of-use assets, net	12	19	31
Accounts payable	-	3	3
Accrued expenses	5	3	8
Operating lease liabilities	12	19	31
Long-term debt	-	(2)	(2)
Deferred income tax liabilities	-	1	1
Other liabilities	8	14	22
Total identifiable net assets at fair value	1,137	46	1,183
Goodwill	969	56	1,025
Total consideration	2,106	102	2,208

Consideration satisfied by:
Cash payments	2,106	100	2,206
Deferred consideration (stated at net present cost)	-	2	2
Total consideration	2,106	102	2,208

Acquisitions of businesses, net of cash acquired
Cash consideration	2,106	100	2,206
Total outflow in the Condensed Consolidated Statements of Cash Flows	2,106	100	2,206
(i) Other acquisitions are aggregated on the basis of individual immateriality.
As a result of the 2024 acquisitions, the Company recognized $20 million of amortizable intangible assets and $1,025 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in the three months ended March 31, 2024, $980 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of eight years.
There have been no other acquisitions completed subsequent to the balance sheet date which would be individually material to the Company.
Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with acquisitions completed during the applicable period. The Company incurred the following acquisition-related costs:

	Three months ended
	March 31
in $ millions	2024	2023
Acquisition-related costs
Hunter	20	-
Other acquisitions	-	2
Total acquisition-related costs	20	2

CRH Form 10-Q 11

The financial information regarding the acquisitions included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition through March 31 were:

in $ millions	2024	2023
Revenue	57	20
Net income (loss) attributable to CRH plc (i)	9	(1)
(i) Net income (loss) amount excludes substantial acquisition-related costs that arose during the three months ended March 31, 2024, and March 31, 2023.

Pro forma results of operations for the acquisitions have not been presented because they are not material to the Condensed Consolidated Financial Statements.
5. Accounts receivable, net
Accounts receivable, net, were:

	March 31	December 31	March 31
in $ millions	2024	2023	2023
Trade receivables	3,916	3,574	3,799
Construction contract assets	637	716	622
Total accounts receivable	4,553	4,290	4,421
Less: allowance for credit losses	(150)	(149)	(134)
Other current receivables	395	366	419
Total accounts receivable, net	4,798	4,507	4,706
Of the total Accounts receivable, net, balances, $32 million, $27 million and $41 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, were due from equity method investments.

The changes in the allowance for credit losses were as follows:

in $ millions	2024	2023
At January 1	149	125
Charge-offs	(2)	(4)
Provision for credit losses	4	10
Foreign currency translation and other	(1)	3
At March 31	150	134
6. Inventories
Inventories were:

	March 31	December 31	March 31
in $ millions	2024	2023	2023
Raw materials	2,186	1,865	2,166
Work-in-process	211	186	179
Finished goods	2,222	2,240	2,113
Total inventories	4,619	4,291	4,458
CRH Form 10-Q 12

7. Goodwill
The changes in the carrying amount of goodwill were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,362	627	9,158
Acquisitions	976	52	(1)	(2)	1,025
Foreign currency translation adjustment	(12)	(4)	(27)	(15)	(58)
Divestitures	-	-	(197)	-	(197)
Reclassified from held for sale	-	-	197	-	197
Carrying value, March 31, 2024	5,381	2,800	1,334	610	10,125

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2022	4,407	2,517	1,763	512	9,199
Acquisitions	34	240	38	86	398
Foreign currency translation adjustment	8	(5)	57	29	89
Impairment charge for the year	(32)	-	(295)	-	(327)
Reclassified as held for sale	-	-	(201)	-	(201)
Carrying value, December 31, 2023	4,417	2,752	1,362	627	9,158

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2022	4,407	2,517	1,763	512	9,199
Acquisitions	6	(10)	1	67	64
Foreign currency translation adjustment	(3)	-	38	10	45
Carrying value, March 31, 2023	4,410	2,507	1,802	589	9,308
There were no charges for goodwill impairment in the three months ended March 31, 2024 and March 31, 2023.

CRH Form 10-Q 13

8. Additional financial information
Other current assets were:

	March 31	December 31	March 31
in $ millions	2024	2023	2023
Prepayments	358	285	249
Other	390	193	167
Total other current assets	748	478	416

Accrued expenses were:

	March 31	December 31	March 31
in $ millions	2024	2023	2023
Accrued payroll and employee benefits	997	1,066	821
Other accruals	1,244	1,230	1,258
Total accrued expenses	2,241	2,296	2,079

Other current liabilities were:

	March 31	December 31	March 31
in $ millions	2024	2023	2023
Dividends payable	241	750	764
Construction contract liabilities	430	439	337
Insurance liability	159	171	205
Income tax payable	77	129	3
Other	828	583	754
Total other current liabilities	1,735	2,072	2,063

Other noncurrent liabilities were:

	March 31	December 31	March 31
in $ millions	2024	2023	2023
Income tax payable	633	712	622
Asset retirement obligations	307	310	339
Pension liability	250	254	276
Insurance liability	260	260	266
Other	660	660	629
Total other noncurrent liabilities	2,110	2,196	2,132

CRH Form 10-Q 14

9. Debt
Long-term debt was:

		March 31	December 31	March 31
in $ millions	Effective interest rate	2024	2023	2023
Long-term debt
(U.S. Dollar denominated unless otherwise noted)
3.125% € notes due 2023	3.23%	-	-	815
0.875% € notes due 2023	0.92%	-	-	543
1.875% € notes due 2024	2.02%	-	663	652
3.875% U.S. Dollar notes due 2025	3.93%	1,250	1,250	1,250
1.250% € notes due 2026	1.25%	810	829	815
3.400% U.S. Dollar notes due 2027	3.49%	600	600	600
4.000% € notes due 2027	4.13%	540	553	-
3.950% U.S. Dollar notes due 2028	4.07%	900	900	900
1.375% € notes due 2028	1.42%	648	663	652
4.125% Sterling notes due 2029	4.22%	509	509	495
1.625% € notes due 2030	1.72%	810	829	815
4.000% € notes due 2031	4.10%	810	829	-
6.400% U.S. Dollar notes due 2033 (i)	6.43%	213	213	213
4.250% € notes due 2035	4.38%	810	829	-
5.125% U.S. Dollar notes due 2045	5.25%	500	500	500
4.400% U.S. Dollar notes due 2047	4.44%	400	400	400
4.500% U.S. Dollar notes due 2048	4.63%	600	600	600
PHP interest bearing loan due 2027	6.03%	400	396	443
U.S. Dollar Commercial Paper	5.72%	1,863	1,002	-
Euro Commercial Paper	4.08%	929	-	-
Other		26	37	37
Unamortized discounts and debt issuance costs		(64)	(67)	(52)
Total long-term debt (ii)		12,554	11,535	9,678
Less: current portion of long-term debt (iii)		(2,874)	(1,759)	(2,095)
Long-term debt		9,680	9,776	7,583
(i) The $300 million bond was issued in September 2003, and at the time of issuance the bond was partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued notes were acquired by CRH plc as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Condensed Consolidated Balance Sheets was $29 million, $30 million, and $32 million at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
(ii) Of the Company’s nominal fixed rate debt at March 31, 2024 and December 31, 2023, $1,375 million, was hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal fixed rate debt at March 31, 2023, $1,782 million was hedged to a mix of U.S. Dollar London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) floating rates using interest rate swaps.
(iii) Excludes borrowings from bank overdrafts of $118 million, $107 million and $156 million, which are recorded within Current portion of long-term debt in the Condensed Consolidated Balance Sheets at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
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
On January 9, 2024 the Company utilized available cash to fully redeem €600 million of outstanding 1.875% euro Senior Notes due January 2024.

CRH Form 10-Q 15

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
Bank Credit:
The Company maintains a multi-currency Revolving Credit Facility (the 'RCF') with a syndicate of lenders. The RCF offers a senior unsecured revolving facility of €3,500 million over five years. Borrowings under the RCF bear interest at rates based upon an underlying base rate, plus a margin determined in accordance with a ratings-based pricing grid. Base rates include SOFR for U.S. Dollar, EURIBOR for euros, Sterling Overnight Index Average (SONIA) for Sterling, and Swiss Average Rate Overnight (SARON) for Swiss Francs, respectively. The facility entails an annual commitment fee calculated as a percentage of the applicable margin.
During April 2024, the Company completed a one-year extension option on the undrawn committed facilities extending the maturity date to May 11, 2029. The terms of the facility allow for one further plus-1 (+1) extension option which, if successfully exercised with the agreement of the Lenders, would extend the maturity to May 11, 2030. The deferred financing costs associated with the RCF were $7 million at March 31, 2024. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
At March 31, 2024, December 31, 2023, and March 31, 2023, there were no outstanding borrowings or letters of credit issued under this facility and the undrawn committed facilities available to be drawn by the Company at March 31, 2024 were $3,781 million (€3,500 million equivalent).
The RCF includes customary terms and conditions for investment-grade borrowers. There are no financial covenants.
At March 31, 2024, the Company had a $2,000 million U.S. Dollar Commercial Paper Program and a €1,500 million Euro Commercial Paper Program. In April 2024, the Company increased the size of its existing U.S. Dollar Commercial Paper Program to $4,000 million. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S. Dollar. The amount of commercial paper outstanding does not reduce available capacity under the RCF. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to March 31, 2024 are as follows:

in $ millions	Remainder of 2024	2025	2026	2027	2028	2029 and thereafter	Total
Long-term debt maturities	2,874	1,219	814	1,431	1,516	4,700	12,554

10. Fair value measurement
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
The carrying values of the Company’s Long-term debt were $12,554 million, $11,535 million, and $9,678 million at March 31, 2024, December 31, 2023, and March 31, 2023, respectively. The fair values of the Company’s Long-term debt were $12,244 million, $11,337 million, and $9,159 million at March 31, 2024, December 31, 2023, and March 31, 2023, respectively. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The redeemable noncontrolling interests included in the Condensed Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.54% and 7.47%.
See Note 17 for the changes in the fair value of redeemable noncontrolling interests.
The carrying values of the Company’s Cash and cash equivalents, Accounts receivable, net, Current portion of long-term debt, Accounts payable, Accrued expenses, and Other current liabilities approximate their fair values because of the short-term nature of these instruments.
CRH Form 10-Q 16

11. Income taxes
The Company’s tax provision for the interim period is calculated using an estimated annual effective tax rate based on the expected full-year results which is applied to ordinary year-to-date income or loss. The tax provision is adjusted for discrete items that occur in the applicable interim period to arrive at the effective income tax rate.
The summary of the income tax benefit from operations was:

	Three months ended
	March 31
in $ millions	2024	2023
Total tax benefit	(19)	(14)
Effective income tax rate	(19)%	36%
The movement in the effective tax rate compared with the corresponding period in the prior year was primarily driven by the impact of the movement in tax provisions, a tax deduction for share-based compensation and the largely tax-exempt divestiture of phases one and two of the European Lime operations.
12. Earnings per share (EPS)
The calculation of basic and diluted earnings per share was as follows:

	Three months ended
	March 31
in $ millions, except share and per share data	2024	2023
Numerator
Net income (loss)	114	(31)
Net (income) attributable to redeemable noncontrolling interests	(2)	(2)
Net loss attributable to noncontrolling interests	4	5
Adjustment of redeemable noncontrolling interests to redemption value	(4)	(10)
Net income (loss) attributable to CRH plc for EPS - basic and diluted	112	(38)

Denominator
Weighted average common shares outstanding – basic (i)	687.8	742.9
Effect of dilutive employee share awards (ii)	5.6	-
Weighted average common shares outstanding – diluted	693.4	742.9

Earnings (loss) per share attributable to CRH plc
Basic	$0.16	($0.05)
Diluted	$0.16	($0.05)
(i) The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury Stock given that these shares do not rank for dividend.
(ii) Common shares that would only be issued contingent on certain conditions totaling 4,045,950 at March 31, 2024 are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the period presented. In periods of loss, shares that otherwise would have been included in the diluted weighted average common shares outstanding computation have been excluded. Due to the net loss for the three months ended March 31, 2023, contingently issuable common shares representing 6,928,751, are excluded from the computation of diluted net loss per share as their inclusion would have been antidilutive.
CRH Form 10-Q 17

13. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were as follows:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance at December 31, 2023	(439)	(47)	(130)	(616)
Other comprehensive loss before reclassifications	(114)	(63)	-	(177)
Amounts reclassified from Accumulated other comprehensive loss	(34)	26	(3)	(11)
Net current-period other comprehensive (loss)	(148)	(37)	(3)	(188)
Other comprehensive loss attributable to noncontrolling interests	7	-	-	7
Balance at March 31, 2024	(580)	(84)	(133)	(797)

Balance at December 31, 2022	(746)	(19)	(22)	(787)
Other comprehensive income before reclassifications	98	21	-	119
Amounts reclassified from Accumulated other comprehensive loss	-	10	(3)	7
Net current-period other comprehensive income (loss)	98	31	(3)	126
Other comprehensive (income) attributable to noncontrolling interests	(12)	-	-	(12)
Balance at March 31, 2023	(660)	12	(25)	(673)

The amounts reclassified from Accumulated other comprehensive loss to income were as follows:

	Three months ended
	March 31
in $ millions	2024	2023
Cash flow hedges
Cost of product revenues	30	14
Income tax benefit	(4)	(4)
Total	26	10
Pension and other postretirement plans
Other nonoperating income, net	(4)	(3)
Income tax expense	1	-
Total	(3)	(3)
Reclassifications from Accumulated other comprehensive loss to income	23	7

14. Segment information
The Company has the following four reportable segments:
Americas Materials Solutions;
Americas Building Solutions;
Europe Materials Solutions; and
Europe Building Solutions.
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
The Europe Building Solutions segment combines materials, products and services to produce a wide range of architectural and infrastructural solutions for use in the building and renovation of critical utility infrastructure, commercial and residential buildings, and outdoor living spaces. This business serves the growing demand across the construction value chain for innovative and value-added products and services.
The Company’s reportable segments are the same as the Company’s operating segments and correspond with how the Chief Operating Decision Maker (CODM) regularly reviews financial information to allocate resources and assess performance under the Company’s organizational structure.
CRH Form 10-Q 18

The CODM monitors the operating results of segments separately in order to allocate resources between segments and to assess performance. Segment performance is evaluated using Adjusted EBITDA. Given that Interest expense and Income tax benefit are managed on a centralized basis, these items are not allocated between operating segments for the purposes of the information presented to the CODM and are accordingly omitted from the detailed segmental analysis below. There are no asymmetrical allocations to reporting segments which would require disclosure.
Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures and unrealized gain/loss on investments, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.
The key performance measures for the Company’s reportable segments were:

	Revenues
	Three months ended
	March 31
in $ millions	2024	2023
Americas Materials Solutions	2,202	1,895
Americas Building Solutions	1,693	1,661
Europe Materials Solutions	2,013	2,178
Europe Building Solutions	625	693
Total revenues	6,533	6,427

	Adjusted EBITDA
	Three months ended
	March 31
in $ millions	2024	2023
Americas Materials Solutions	15	(35)
Americas Building Solutions	308	301
Europe Materials Solutions	90	68
Europe Building Solutions	32	52
Total Adjusted EBITDA	445	386

	Three months ended
	March 31
in $ millions	2024	2023
Adjusted EBITDA	445	386
Depreciation, depletion and amortization	(397)	(384)
Interest income	43	40
Interest expense	(133)	(81)
Gain on divestitures and unrealized gains on investments (i) (ii)	160	-
Pension income excluding current service cost component (i)	1	-
Substantial acquisition-related costs	(20)	-
Income (loss) from operations before income tax expense and income from equity method investments	99	(39)
(i) Gain on divestitures and unrealized gains on investments and pension income excluding current service cost component have been included in Other nonoperating income, net in the Condensed Consolidated Statements of Income.
(ii) For the period ended March 31, 2024, there was a gain on divestitures of $115 million within Europe Materials Solutions.

Depreciation, depletion and amortization for each of the segments were:

	Three months ended
	March 31
in $ millions	2024	2023
Depreciation, depletion and amortization
Americas Materials Solutions	190	186
Americas Building Solutions	80	75
Europe Materials Solutions	103	101
Europe Building Solutions	24	22
Total depreciation, depletion and amortization	397	384
CRH Form 10-Q 19

15. Pension and other postretirement benefits
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost (income) recognized in the Condensed Consolidated Statements of Income for the three months ended March 31 for the Pension and Other Postretirement Benefit (OPEB) Plans were:

	Pension and OPEB Plans
	U.S.		Non-U.S.
	Three months ended March 31		Three months ended March 31
in $ millions	2024	2023	2024	2023
Service cost	–	–	10	8
Interest cost	6	6	21	24
Expected return on assets	(5)	(5)	(22)	(23)
Amortization of:
Prior service credit	–	–	(3)	(3)
Actuarial loss	1	1	1	–
Settlement gain (i)	–	–	(3)	–
Net periodic benefit cost (ii) (iii)	2	2	4	6
(i)     Settlement gain of $3 million relates to pension plans divested as part of the sale of the Company's Lime operations in Europe and is included in gain on divestitures, within Other nonoperating income, net.
(ii) Includes net periodic benefit cost of $1 million and $1 million related to OPEB plans for the three months ended March 31, 2024 and March 31, 2023, respectively.
(iii) Service cost is included within Cost of revenues and Selling, general and administrative expenses while all other cost components are recorded within Other nonoperating income, net.

CRH Form 10-Q 20

16. Variable interest entities
The Company’s operations in the Philippines are conducted through a Variable Interest Entity (VIE), wherein the Company holds 40% of the equity share capital and a 55% share of earnings and distributions. The remaining noncontrolling interest of 60% equity share capital and 45% share of earnings and distributions is held by an unrelated party. The Company’s voting rights are not proportional to its share of earnings and distributions, and substantially all of the activities of the Philippines business are conducted on behalf of the Company and controlled by the Company through contractual relationships. Therefore, the Philippines business meets the definition of a VIE for which the Company is the primary beneficiary and, therefore, is consolidated.
Further, the Company has provided subordinated debt to the intermediate parent of the Philippines business which exposes the Company to the profits and losses of the Philippines business. The debt is repayable only where the shareholder agreement of the intermediate parent of the Philippines business is terminated or where the Company transfers its shares in the intermediate parent to an unrelated entity (i.e., the debt exposure of the Company becomes in substance a residual interest in the intermediate parent).
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Condensed Consolidated Balance Sheets before intragroup eliminations with other CRH plc companies were:

	March 31	December 31	March 31
in $ millions	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	29	19	37
Accounts receivable, net	30	31	34
Inventories	106	99	121
Other current assets	54	51	49
Total current assets	219	200	241
Property, plant and equipment, net	897	923	969
Goodwill	196	200	507
Operating lease right-of-use assets, net	5	5	6
Other noncurrent assets	10	11	9
Total assets	1,327	1,339	1,732

Liabilities
Current liabilities:
Accounts payable	95	92	95
Accrued expenses	37	36	43
Current portion of long-term debt	87	98	89
Operating lease liabilities	1	1	1
Other current liabilities	24	25	25
Total current liabilities	244	252	253
Long-term debt	312	297	353
Deferred income tax liabilities	104	106	112
Noncurrent operating lease liabilities	4	5	5
Other noncurrent liabilities	18	17	15
Total liabilities	682	677	738

The operating results of the consolidated VIE, reported within the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows before intragroup eliminations with other CRH plc companies were:

	Three months ended
	March 31
in $ millions	2024	2023
Total revenues	96	115
Total cost of revenues	(87)	(114)
Gross profit	9	1
Net loss	(9)	(12)

Net cash used in operating activities	(6)	(7)
CRH Form 10-Q 21

17. Redeemable noncontrolling interests
The redeemable noncontrolling interests comprises the noncontrolling interests in two of the Company’s North American subsidiaries, that are currently redeemable. The Company has the ability to exercise the call option for the noncontrolling interests on or after December 31, 2031. In addition to the call options, the noncontrolling interest holder has the right to sell the noncontrolling interests to the Company, which are currently exercisable. These noncontrolling interests have put and call options and both are redeemable based on multiples of EBITDA. The noncontrolling interests are considered redeemable noncontrolling equity interests, classified as temporary or mezzanine equity, as their redemption is not solely within the Company’s control. The noncontrolling interests were recorded at their respective fair values as of the acquisition dates and are adjusted to their expected redemption values, with an offsetting entry to retained earnings, as of the reporting date as if that date was the redemption date, if those amounts exceed their respective carrying values.
The following table summarizes the redeemable noncontrolling interest for the following periods:

in $ millions
Balance at December 31, 2023	333
Net income attributable to redeemable noncontrolling interests	2
Adjustment to the redemption value	4
Dividends paid	(13)
Balance at March 31, 2024	326

Balance at December 31, 2022	308
Net income attributable to redeemable noncontrolling interests	2
Adjustment to the redemption value	10
Dividends paid	(13)
Balance at March 31, 2023	307

18. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $12.4 billion, $11.3 billion, and $9.5 billion in respect of loans and borrowings, bank advances and derivative obligations at March 31, 2024, December 31, 2023 and March 31, 2023 respectively, and $0.4 billion, $0.4 billion, and $0.4 billion at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, in respect of letters of credit due within one year.

Legal Proceedings
The Company is not involved in any proceedings that it believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

CRH Form 10-Q 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for the three months ended March 31, 2024. This MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1. "Financial Statements” of this Quarterly Report.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in or implied by these forward-looking statements, as well as from our historical performance, due to various factors, including those discussed elsewhere in this Quarterly Report, particularly "Forward-Looking Statements," and Item 1A. "Risk Factors" in our 2023 Form 10-K and in our other filings with the SEC. Our operating results depend upon economic cycles, seasonal and other weather‐related conditions, and trends in government expenditures, among other factors. Accordingly, financial results for any financial period presented, or period-to-period comparisons of reported results, may not be indicative of future operating results.

Overview
CRH is a leading provider of building materials solutions that build, connect and improve our world. Since formation in 1970, CRH has evolved from being a supplier of base materials to providing end-to-end value-added solutions that solve complex construction challenges for our customers. CRH works closely with customers across the entire project lifecycle from planning, design, manufacture, installation and maintenance through to end-of-life recycling, using our engineering and innovation expertise to provide superior materials, products and services.
The Company integrates essential materials (aggregates and cement), value-added building products and construction services to provide our customers with complete end-to-end solutions. CRH’s capabilities, innovation and technical expertise enable it to be a valuable partner for transportation and critical utility infrastructure projects, complex non-residential construction and outdoor living solutions.
Operating in 28 countries, the Company has market leadership positions in North America and Europe. The United States is expected to be a key driver of future growth for CRH due to continued economic expansion, a growing population and significant public investment in construction. Our European business, which benefits from strong economic and construction growth prospects across Central and Eastern Europe as well as recurring repair and remodel demand in Western Europe, is an important strategic part of the Company and CRH intends to continue to expand its operations across the region. In both geographies there is significant government support for infrastructure and increasing demand for integrated solutions in major infrastructure and commercial projects.
CRH has a proven track record in value creation through acquisitions which over the last decade has accounted for approximately two-thirds of the Company’s growth. We achieve this by acquiring businesses at attractive valuations and creating value by integrating them with our existing operations and generating synergies. The Company takes an active approach to portfolio management and continuously reviews the competitive landscape for attractive investment and divestiture opportunities to deliver further growth and value creation for shareholders.
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
Financial performance highlights
CRH delivered a stronger first quarter performance compared to the first quarter of 2023, resulting in the following performance highlights for the three months ended March 31, 2024 (comparisons are versus the prior year's first quarter unless otherwise noted):
•Total revenues increased 2% to $6.5 billion;
•Net income was $114 million compared with a net loss of $31 million. Adjusted EBITDA*1was $445 million, an increase of $59 million, or 15%;
•Net income margin was 1.7% compared with a net loss margin of 0.5%. Adjusted EBITDA margin* was 6.8%, an increase of 80 basis points (bps) on the prior year's first quarter Adjusted EBITDA margin* of 6.0%; and
•Basic Earnings Per Share (EPS) was $0.16 compared to a loss per share of $0.05.
Capital allocation highlights
•Cash paid to shareholders through dividends was $0.8 billion, compared with $nil in the prior year first quarter. CRH transitioned to quarterly dividends during the first quarter of 2024, with a quarterly dividend of $0.35 per share declared in February 2024, and a second quarterly dividend of $0.35 per share, representing an annualized increase of 5% on the prior year, announced on May 10, 2024;
•Cash returned to shareholders through share buybacks was $0.4 billion, an increase of $0.1 billion versus the prior year first quarter. On May 9, 2024, the latest tranche of the share buyback program was completed, bringing the year-to-date cash returned to $0.6 billion. A further tranche has been announced, extending the ongoing share buyback program by an additional $0.3 billion tranche to be completed no later than August 7, 2024; and
•Eight acquisitions were completed for total consideration of $2.2 billion, compared with $0.2 billion in the first quarter of the prior year. A further $0.5 billion was invested in development and replacement capital expenditure projects, compared with $0.3 billion for the comparable 2023 period.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.1
CRH Form 10-Q 23

Development Review
In the three months ended March 31, 2024, CRH completed eight acquisitions for a total consideration of $2.2 billion, compared with $0.2 billion in the first quarter of 2023. The largest acquisition in the first quarter of 2024 was in our Americas Materials Solutions segment where the Company completed the acquisition of a portfolio of cement and readymixed concrete assets and operations in Texas for a total consideration of $2.1 billion. In addition, Americas Materials Solutions completed a further two acquisitions, Americas Building Solutions completed three acquisitions, and Europe Materials Solutions completed two acquisitions, for a total first quarter 2024 spend of $2.2 billion. On April 5, 2024, the Company also acquired a materials solutions business, including two hard rock quarries, in California. The acquisition represents an attractive entry point into California for Americas Materials Solutions, particularly due to its long-lived hard rock reserves and vertically integrated asphalt and readymixed concrete operations.
With respect to divestitures, CRH realized proceeds from divestitures and disposals of long-lived assets of $0.7 billion, primarily related to the completed divestiture of phases one and two of its European Lime operations. The Lime transaction was structured in three phases with two phases of the divestiture, comprising CRH’s Lime operations in Germany, Czech Republic, Ireland and the United Kingdom, completed in the three months ended March 31, 2024. The remaining phase, consisting of operations in Poland, is expected to complete in the second half of 2024. In the prior year, no divestitures occurred in the first quarter.
Full Year Outlook
The Company expects a favorable market backdrop and continued positive pricing momentum in 2024. Our operations in North America are expected to benefit from significant infrastructure activity in our markets and increased investment in key non-residential segments, while in Europe, we expect good underlying demand in infrastructure and key non-residential markets, further supported by disciplined cost control. Residential construction, particularly new-build activity, is expected to remain subdued across our markets in the near-term. Assuming normal seasonal weather patterns and no major dislocations in the macroeconomic environment, CRH remains well positioned for another year of growth in 2024.

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
The table below summarizes the Company’s unaudited Condensed Consolidated Statements of Income for the periods indicated.2

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except per share data)

	Three months ended
	March 31
	2024	2023
Total revenues	6,533	6,427
Total cost of revenues	(4,726)	(4,808)
Gross profit	1,807	1,619
Selling, general and administrative expenses	(1,787)	(1,622)
Gain on disposal of long-lived assets	8	5
Operating income	28	2
Interest income	43	40
Interest expense	(133)	(81)
Other nonoperating income, net	161	-
Income (loss) from operations before income tax expense and income from equity method investments	99	(39)
Income tax benefit	19	14
Loss from equity method investments	(4)	(6)
Net income (loss)	114	(31)
Net (income) attributable to redeemable noncontrolling interests	(2)	(2)
Net loss attributable to noncontrolling interests	4	5
Net income (loss) attributable to CRH plc	116	(28)
Basic earnings (loss) per share attributable to CRH plc	$0.16	($0.05)
Adjusted EBITDA*	445	386

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.2
CRH Form 10-Q 24

Total revenues
Total revenues were $6.5 billion for the three months ended March 31, 2024, an increase of $0.1 billion, or 2%, compared with the first quarter of 2023, reflecting continued pricing progress and contributions from acquisitions offsetting lower volumes in Europe in the seasonally least significant quarter for the Company.
In Americas Materials Solutions total revenues increased by 16%, with total revenues in Essential Materials and Road Solutions increasing by 12% and 19%, respectively. In Americas Building Solutions total revenues increased by 2%, with total revenues in Building & Infrastructure Solutions decreasing by 4% and total revenues in Outdoor Living Solutions increasing by 5%.
In Europe Materials Solutions total revenues decreased by 8%, with total revenues in Essential Materials finishing 10% behind the three months ended March 31, 2023, while Road Solutions total revenues were 5% behind. In Europe Building Solutions total revenues decreased by 10%, with total revenues in Building & Infrastructure Solutions decreasing by 12%, while total revenues in Outdoor Living Solutions were 2% ahead.
For additional discussion on segment revenues, see “Segments” section on pages 26 to 27.
Gross profit
Gross profit for the three months ended March 31, 2024, was $1.8 billion, an increase of $0.2 billion, or 12%, from the same period in 2023, reflecting total revenues growth of 2%, with total cost of revenues decreasing by 2%. The gross profit margin of 27.7% increased 250bps from 25.2% for the first quarter of the prior year. Total cost of revenues decreased primarily as a result of energy costs decreasing 26% due to the impact of divestitures, lower volumes and a decline in energy prices, and lower volumes resulting in raw material costs reducing 5%. These cost decreases were partially offset by labor and subcontractor costs increases of 5% and 12%, respectively.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administration expenses, were $1.8 billion in the first quarter of 2024, an increase of $0.2 billion, or 10%, from the comparable 2023 period. The increase in SG&A expenses primarily reflects labor cost increases of 12%, as a result of increased headcount and wage inflation; partially offset by lower haulage costs which decreased 3% compared with 2023 as a result of lower volumes.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets was $8 million in the three months ended March 31, 2024, an increase of $3 million compared with 2023.
Interest income
Interest income was $43 million for the three months ended March 31, 2024, an increase of $3 million on the comparable period in 2023.
Interest expense
Interest expense was $133 million in the three months ended March 31, 2024, an increase of $52 million from the comparable period in 2023. The increase was primarily due to an increase in gross debt balances and higher interest rates on new debt issued.
Other nonoperating income, net
Other nonoperating income, net, was $161 million in the three months ended March 31, 2024, compared with $nil in the comparable period for 2023. Other nonoperating income, net, includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The increase in other nonoperating income, net was primarily related to gains on the completed divestiture of phases one and two of the European Lime operations, and unrealized gains on certain investments.
Income tax
In the three months ended March 31, 2024, the Company had an income tax benefit of $19 million, compared to $14 million for the comparable period in 2023. The effective tax rate was (19)% for the first quarter in 2024 compared with an effective tax rate of 36% for the first quarter in 2023. The movement in the effective tax rate was primarily driven by the impact of the movement in tax provisions, a tax deduction for share-based compensation and the largely tax-exempt divestiture of phases one and two of the European Lime operations.
Loss from equity method investments
In the three months ended March 31, 2024, a loss of $4 million was recorded in equity method investments, a decrease of $2 million from the comparable period in 2023.
Net income (loss)
Net income was $114 million for the three months ended March 31, 2024, an increase of $145 million from the comparable period in 2023. This result was primarily driven by higher gross profit and other nonoperating income, net, which offset higher SG&A and interest expenses compared with the first quarter of 2023.
Net income (loss) attributable to CRH plc and earnings per share
Net income attributable to CRH plc was $116 million for the three months ended March 31, 2024, an increase of $144 million from the comparable period in 2023. The increase in net income attributable to CRH plc was driven by increased net income of $145 million and a decreased net loss attributable to noncontrolling interests of $1 million. Basic EPS for the three months ended March 31, 2024, was $0.16, compared with a loss per share of $0.05 for the three months ended March 31, 2023.

CRH Form 10-Q 25

Segments
CRH is organized through four reportable segments across two divisions. CRH’s Americas Division comprises two segments: Americas Materials Solutions and Americas Building Solutions; and CRH’s Europe Division comprises the other two segments: Europe Materials Solutions and Europe Building Solutions.
Within CRH’s segments, revenue is disaggregated by principal activities and products. Business lines are reviewed and evaluated as follows: (1) Essential Materials, (2) Road Solutions, (3) Building & Infrastructure Solutions, and (4) Outdoor Living Solutions. The vertically integrated Essential Materials businesses manufacture and supply aggregates and cement for use in a range of construction and industrial applications. Road Solutions support the manufacturing, installation and maintenance of public highway infrastructure projects and commercial infrastructure. Building & Infrastructure Solutions connect, protect and transport critical water, energy and telecommunications infrastructure and deliver complex commercial building projects. Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.
The Company’s measure of segment profit is Adjusted EBITDA, which is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures and unrealized gain/loss on investments, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.

Americas Materials Solutions

		Analysis of Change
in $ millions	Three months ended March 31, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2024	% change
Total revenues	1,895	-	+69	-	+238	2,202	+16%
Adjusted EBITDA	(35)	-	+25	-	+25	15	n/m1
Adjusted EBITDA margin	(1.8)%					0.7%
Americas Materials Solutions’ total revenues were 16% ahead of the first quarter of 2023 in a seasonally small quarter, driven primarily by price increases, higher volumes across all lines of business and a positive contribution from acquisitions, including the acquisition of cement and readymixed concrete assets in Texas which closed in early February 2024. Organic total revenues* were 13% ahead.
In Essential Materials, total revenues increased by 12%. This reflects an 8% increase in aggregates pricing which was adversely impacted by geographic mix and a 9% increase in cement pricing. Aggregates volumes increased by 8% and cement volumes increased by 6%, due to favorable weather in the West and Great Lakes regions which enabled early commencement of projects, together with the positive impact from acquisitions.
In Road Solutions, total revenues increased by 19% driven by higher pricing and increased activity levels through continued funding support relating to the Infrastructure Investment and Jobs Act. Asphalt prices increased by 5% while volumes were 11% ahead of the comparable period in 2023 due to favorable weather in key regions and early-season project activity. Paving and construction revenues for the first quarter of 2024 increased by 20%. Readymixed concrete pricing was 8% higher than the first quarter of 2023, while volumes were 9% ahead. We have seen continued positive momentum in bidding activity, with construction backlogs ahead of the prior year comparable period.
First quarter 2024 Adjusted EBITDA for Americas Materials Solutions of $15 million was ahead of the first quarter of 2023 as increased pricing and operational efficiencies mitigated the impact of higher labor, subcontractor and raw materials costs. Organic Adjusted EBITDA* was ahead of the first quarter of 2023. Adjusted EBITDA margin increased by 250bps.

Americas Building Solutions3

		Analysis of Change
in $ millions	Three months ended March 31, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2024	% change
Total revenues	1,661	-	+38	-	(6)	1,693	+2%
Adjusted EBITDA	301	-	+5	-	+2	308	+2%
Adjusted EBITDA margin	18.1%					18.2%
Americas Building Solutions recorded total revenues growth of 2%, driven by positive acquisition performance and increased pricing. Organic total revenues* were in line with the first quarter of 2023.
In Building & Infrastructure Solutions, total revenues declined by 4% due to unfavorable weather in certain markets as well as the impact of subdued residential demand which negatively impacted activity levels. The non-residential and infrastructure construction backdrop remains supported through increased funding for critical water, energy and telecommunications infrastructure.
In Outdoor Living Solutions, total revenues increased by 5%, with growth across most regions, driven by strong sales into the retail channel, particularly in lawn and garden products, along with increased demand in the professional business channel.
First quarter 2024 Adjusted EBITDA for Americas Building Solutions was 2% ahead of the comparable period in 2023, 1% ahead on an organic* basis, driven by higher pricing and cost containment initiatives which offset the impact of lower volumes and cost inflation, particularly in labor. As a result, Adjusted EBITDA margin was 10bps ahead of the first quarter of 2023.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.3
1 Not meaningful.
CRH Form 10-Q 26

Europe Materials Solutions

		Analysis of Change
in $ millions	Three months ended March 31, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2024	% change
Total revenues	2,178	+40	+26	(117)	(114)	2,013	(8)%
Adjusted EBITDA	68	+1	+4	(24)	+41	90	+32%
Adjusted EBITDA margin	3.1%					4.5%
Total revenues in Europe Materials Solutions declined by 8%, or 5% on an organic*4basis, driven by lower volumes across Western Europe, partly offset by volume growth in Central and Eastern Europe and continued pricing progress.
In Essential Materials, total revenues were 10% behind the comparable period in 2023 due to the completed divestiture of phases one and two of our European Lime operations and lower volumes. Aggregates pricing was 3% ahead and overall cement pricing, which was adversely impacted by geographic mix, was in line with the first quarter of 2023, or 2% ahead excluding the Philippines. Aggregates volumes declined by 6% while cement volumes were 2% behind due to lower activity levels, particularly in Western Europe which was impacted by unfavorable weather in several key markets. This was partly offset by volume growth in Central and Eastern Europe.
In Road Solutions, pricing progress was offset by reduced volumes due to adverse weather which resulted in total revenues being 5% behind the 2023 comparable period. Asphalt pricing increased by 1%, while volumes declined by 9%. Paving and construction revenues decreased by 3%. Readymixed concrete pricing was in line with the first quarter of 2023, while volumes decreased by 13%.
Adjusted EBITDA in Europe Materials Solutions was $90 million, 32% ahead of the comparable period in 2023, and 59% ahead on an organic* basis, primarily driven by increased pricing, lower energy costs and operational efficiencies. Adjusted EBITDA margin increased by 140bps compared with the first quarter of 2023.

Europe Building Solutions

		Analysis of Change
in $ millions	Three months ended March 31, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2024	% change
Total revenues	693	+6	+7	-	(81)	625	(10)%
Adjusted EBITDA	52	-	+1	-	(21)	32	(38)%
Adjusted EBITDA margin	7.5%					5.1%
Total revenues in Europe Building Solutions declined by 10%, or 12% on an organic* basis, versus the first quarter of 2023, with subdued new-build residential activity continuing in the first quarter of 2024.
Within Building & Infrastructure Solutions, total revenues declined by 12% compared with the first quarter of 2023. Infrastructure Products revenues increased, benefiting from acquisitions offsetting lower activity levels and project delays in key markets. Revenues in Precast and Construction Accessories were negatively impacted by adverse weather conditions and muted new-build residential activity in several markets.
Revenues in Outdoor Living Solutions were 2% ahead of the comparable period in 2023 through pricing increases, however volumes were impacted by prolonged winter weather in certain key markets.
Adjusted EBITDA in Europe Building Solutions declined by 38% versus the comparable prior year period, a 40% decrease on an organic* basis. Organic volume declines were partially offset by disciplined commercial management, cost saving initiatives and lower raw materials costs. Adjusted EBITDA margin decreased by 240bps compared with the first quarter of 2023.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.4
CRH Form 10-Q 27

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

Adjusted EBITDA: Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures and unrealized gain/loss on investments, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component. It is quoted by management in conjunction with other GAAP and non-GAAP financial measures to aid investors in their analysis of the performance of the Company. Adjusted EBITDA by segment is monitored by management in order to allocate resources between segments and to assess performance. Adjusted EBITDA margin is calculated by expressing Adjusted EBITDA as a percentage of total revenues.
Reconciliation to its nearest GAAP measure is presented below:

	Three months ended
	March 31
in $ millions	2024	2023
Net income (loss)	114	(31)
Loss from equity method investments	4	6
Income tax benefit	(19)	(14)
Gain on divestitures and unrealized gains on investments (i)	(160)	-
Pension income excluding current service cost component (i)	(1)	-
Interest expense	133	81
Interest income	(43)	(40)
Depreciation, depletion and amortization	397	384
Substantial acquisition-related costs (ii)	20	-
Adjusted EBITDA	445	386

Total revenues	6,533	6,427
Net income (loss) margin	1.7%	(0.5)%
Adjusted EBITDA margin	6.8%	6.0%

(i) Gain on divestitures and unrealized gains on investments and pension income excluding current service cost component have been included in Other nonoperating income, net in the Condensed Consolidated Statements of Income.

(ii) Represents expenses associated with non-routine substantial acquisitions, which are not bolt-on in nature and are separately reported in Note 4 “Acquisitions” of the unaudited financial statements. Expenses in the first quarter of 2024 include legal and consulting expenses related to the acquisition of the portfolio of cement and readymixed concrete assets and operations in Texas.
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
Reconciliation to its nearest GAAP measure is presented below:

	March 31	December 31	March 31
in $ millions	2024	2023	2023
Short and long-term debt	(12,672)	(11,642)	(9,834)
Cash and cash equivalents (i)	3,309	6,390	4,650
Finance lease liabilities	(145)	(117)	(85)
Derivative financial instruments (net)	(92)	(37)	(32)
Net Debt	(9,600)	(5,406)	(5,301)

(i) Cash and cash equivalents at March 31, 2024, includes $1 million cash and cash equivalents reclassified as held for sale. Cash and cash equivalents at December 31, 2023 includes $49 million cash and cash equivalents reclassified as held for sale.

CRH Form 10-Q 28

Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total consideration spent on acquisitions and investments of $2.2 billion in the three months ended March 31, 2024, compared with $0.2 billion for the same period in 2023. Acquisitions completed in 2023 and the first quarter of 2024 contributed incremental total revenues of $140 million and Adjusted EBITDA of $35 million for the three months ended March 31, 2024. Cash proceeds from divestitures and disposals of long-lived assets amounted to $0.7 billion for the three months ended March 31, 2024, compared with $6 million for the three months ended March 31, 2023. The total revenues impact of divestitures was a negative $(117) million and the impact at an Adjusted EBITDA level was a negative $(24) million.
The U.S. Dollar weakened against most major currencies during the three months ended March 31, 2024, from the comparable period in 2023, resulting in an overall positive currency exchange impact.
Because of the impact of acquisitions, divestitures, currency exchange translation and other non-recurring items on reported results each reporting period, CRH uses organic revenue and organic Adjusted EBITDA as additional performance indicators to assess performance of pre-existing (also referred to as underlying, heritage, like-for-like or ongoing) operations each reporting period.
Organic revenue and organic Adjusted EBITDA are arrived at by excluding the incremental revenue and Adjusted EBITDA contributions from current and prior year acquisitions and divestitures, the impact of exchange translation, and the impact of any one-off items. In the Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on pages 26 and 27, changes in organic revenue and organic Adjusted EBITDA are presented as additional measures of revenue and Adjusted EBITDA to provide a greater understanding of the performance of the Company. Organic change % is calculated by expressing the organic movement as a percentage of the prior year reporting period (adjusted for currency exchange effects). A reconciliation of the changes in organic revenue and organic Adjusted EBITDA to the changes in total revenues and Adjusted EBITDA by segment, is presented with the discussion within each segment’s performance in tables contained in the segment discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 23.
Liquidity and Capital Resources
The Company’s primary source of incremental liquidity is cash flows from operating activities, which combined with the cash and cash equivalents balance, the U.S. Dollar and Euro Commercial Paper Programs, and committed credit lines, is expected to be sufficient to meet the Company’s working capital needs, capital expenditures, dividends, share repurchases, upcoming debt maturities, and other liquidity requirements associated with our operations for the foreseeable future. In addition, the Company believes that it will have the ability to fund additional acquisitions via cash flows from internally available cash, cash flows from operating activities and, subject to market conditions, via obtaining additional borrowings and/or issuing additional debt or equity securities.
Total short and long-term debt was $12.7 billion at March 31, 2024, compared with $11.6 billion at year-end 2023, and $9.8 billion at March 31, 2023. In the three months ended March 31, 2024, $1.8 billion of commercial paper was issued across the U.S. Dollar and Euro Commercial Paper Programs. In January 2024, €600 million of euro-denominated notes were repaid on maturity. Net Debt* at March 31, 2024, was $9.6 billion, compared with $5.4 billion at December 31, 2023, and $5.3 billion at March 31, 2023. The increase in Net Debt*5compared with December 31, 2023, reflects outflows from operating activities, the significant acquisition of a portfolio of cement and readymixed concrete assets and operations in Texas, cash returns to shareholders through dividends and continued share buybacks, and the purchase of property, plant and equipment, partially offset by proceeds from the completed divestiture of phases one and two of the European Lime operations.
CRH continued its ongoing share buyback program in the first quarter of 2024 repurchasing approximately five million ordinary shares for a total consideration of $0.4 billion and the Company is commencing an additional $0.3 billion tranche to be completed no later than August 7, 2024. The Company also made cash dividend payments of $0.8 billion in the first quarter of 2024.
Other than items updated in this Quarterly Report, the nature and composition of the Company’s material cash requirements, which include debt service and related interest payments, operating lease obligations, share repurchase commitments and other purchase obligations arising in the normal course of business, have not materially changed from those disclosed in the 2023 Form 10-K.
Cash flows
At March 31, 2024, CRH had cash and cash equivalents of $3.3 billion compared with $4.7 billion at March 31, 2023.
At March 31, 2024, CRH had outstanding total short and long-term debt of $12.7 billion compared with $9.8 billion at March 31, 2023. Total lease liabilities were $1.5 billion compared with $1.3 billion at March 31, 2023.
At March 31, 2024, CRH had $3.8 billion of undrawn committed facilities which were available until May 2028. During April 2024, the Company completed a one-year extension option on the undrawn committed facilities extending the maturity date to May 2029. Also during April 2024, the U.S. Dollar Commercial Paper Program was increased from $2.0 billion to $4.0 billion. At March 31, 2024, CRH had sufficient cash balances to meet all maturing debt obligations for the next 1.3 years and the weighted average maturity of the remaining term debt was 7.8 years.

Cash flows from operating activities

	Three months ended
	March 31
in $ millions	2024	2023
Net cash used in operating activities	(712)	(671)
The seasonal impact on the Company’s operations disproportionately negatively impacts the quarterly operating cash flow results when compared with the full year. Net cash used in operating activities was $0.7 billion for the three months ended March 31, 2024, broadly in line with the same period in 2023. The increase in net cash used in operating activities was primarily due to adjustments relating to gains on disposals from businesses and long-lived assets and deferred tax, offsetting an increase in net income of $0.1 billion and lower outflows related to working capital.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.5
CRH Form 10-Q 29

Cash flows from investing activities

	Three months ended
	March 31
in $ millions	2024	2023
Net cash used in investing activities	(2,096)	(492)
Net cash used in investing activities was $2.1 billion for the three months ended March 31, 2024, compared to $0.5 billion in the same period for 2023, an increase of $1.6 billion. During the three months ended March 31, 2024, the Company invested $2.2 billion on acquisitions, an increase of $2.0 billion on the same period in 2023. This outflow was partially offset by proceeds from divestitures and disposals of long-lived assets of $0.7 billion, primarily related to the completed divestiture of phases one and two of the European Lime operations. Further to this, capital expenditure totaled $0.5 billion in the first quarter of 2024, resulting in an increased outflow of $0.2 billion versus the comparable prior year period.

Cash flows from financing activities

	Three months ended
	March 31
in $ millions	2024	2023
Net cash used in financing activities	(176)	(191)
Net cash used in financing activities was $0.2 billion for the three months ended March 31, 2024, in line with the prior year. Net inflows from debt issuances were $1.8 billion compared to $0.1 billion for the first quarter of 2023, an increase of $1.7 billion, which was primarily related to the issuance of $1.8 billion under the Company’s U.S. Dollar and Euro Commercial Paper Programs in the first quarter of 2024. Offsetting the inflow in the first quarter of 2024 was a repayment of debt of $0.7 billion, which was the repayment of a €600 million euro-denominated bond on maturity in January 2024. The first quarter of 2024 also saw the payment of the final dividend for 2023 of $0.8 billion, with no similar payment in the comparable prior year period. Outflows related to the purchases of common stock were $0.6 billion in the first quarter of 2024 compared to $0.2 billion for the same period in 2023.

Debt Facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (available in the Investors section on www.crh.com).
At March 31, 2024, we expect maturities for the next three quarters as follows:
2024 Debt Maturities

Second Quarter (i)	$2.9 billion
Third Quarter	-
Fourth Quarter	-

(i) Of which $2.8 billion is related to the U.S. Dollar and Euro Commercial Paper Programs.
Unsecured Senior Notes
The main sources of Company debt funding are public bond markets in North America and Europe. See Note 9 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding our debt obligations. A €600 million euro-denominated bond was repaid on maturity in January 2024 from existing cash resources.
Revolving Credit Facilities
The Company manages its borrowing ability by entering into committed borrowing agreements. The Company’s multi-currency RCF, dated May 2023, is made available from a syndicate of lenders, consisting of a €3.5 billion unsecured, revolving loan facility. During April 2024, the Company completed a one-year extension option on the undrawn committed facilities extending the maturity date to May 11, 2029. See Note 9 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding the RCF. At March 31, 2024, the RCF was undrawn.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $12.4 billion in respect of loans and borrowings, bank advances and derivative obligations, and $0.4 billion in respect of letters of credit due within one year at March 31, 2024.
Commercial Paper Programs
As at March 31, 2024, the Company had a $2.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. In April 2024, the Company increased the size of its existing U.S. Dollar Commercial Paper Program to $4.0 billion, providing added flexibility to support the Company's short-term liquidity needs. As at March 31, 2024, there was $1.9 billion of outstanding issued notes on the U.S. Dollar Commercial Paper Program and $0.9 billion of outstanding issued notes on the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required.
Off-Balance Sheet Arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

CRH Form 10-Q 30

Debt Ratings
Our debt ratings and outlooks at March 31, 2024, were as follows:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable
Contractual Obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations, deferred and contingent acquisition consideration and pension scheme contribution commitments at March 31, 2024, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	12,762	3,000	2,377	2,689	4,696
Lease liabilities (ii)	1,949	297	467	296	889
Estimated interest payments on contractually committed debt (iii)	3,370	457	669	499	1,745
Deferred and contingent acquisition consideration	29	21	5	1	2
Purchase obligations (iv)	2,234	1,274	527	197	236
Retirement benefit obligation commitments (v)	20	3	6	5	6
Total (vi)	20,364	5,052	4,051	3,687	7,574
(i)      Of the $12.8 billion total gross debt, $0.1 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
(ii) Lease liabilities are presented on an undiscounted basis.
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

CRH Form 10-Q 31

Supplemental Guarantor Information
Guarantor Financial Information
As of March 31, 2024, CRH plc (the ‘Guarantor’) has fully and unconditionally guaranteed registered debt securities issued by CRH America, Inc. (the ‘Issuer’), comprising U.S. $300 million 6.40% Notes due 2033 – listed on NYSE (i) (the ‘Notes’).
(i) Originally issued as a U.S. $300 million bond in September 2003. Subsequently in August 2009 and December 2010, $87 million of the issued Notes were acquired by CRH plc as part of liability management exercises. On December 29, 2023, the Notes were delisted from Euronext Dublin and relisted on NYSE under the symbol CRH/33A.
CRH America, Inc. is 100% owned by CRH plc. The Notes are fully and unconditionally guaranteed by CRH plc as defined in the indenture governing the Notes.
The Notes are unsecured and rank equally with all other present and future unsecured and unsubordinated obligations of CRH America, Inc and CRH plc, subject to exceptions for obligations required by law. The guarantee is a full, irrevocable, and unconditional guarantee of the principal, interest, premium, if any, and any other amounts payable in respect of the Notes given by CRH plc.
Basis of Presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of March 31, 2024 and as of December 31, 2023 and the Income Statement for the three months ended March 31, 2024, and for the year ended December 31, 2023 of CRH America, Inc. and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information below. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
The summarized Income Statement information is as follows:

in $ millions	For the three months ended March 31, 2024	For the year ended December 31, 2023
(Loss) income from operations before income tax expense and income from equity method investments (i)	(13)	4,016
- of which relates to transactions with non-obligor subsidiaries	77	4,044
Net (loss) income – all of which is attributable to equity holders of the Company	(13)	4,014
- of which relates to transactions with non-obligor subsidiaries	77	4,044

(i) Revenues and gross profit for the Obligor Group for the three months ended March 31, 2024 and for the year ended December 31, 2023 amounted to $nil and $nil, respectively.

The summarized Balance Sheet information is as follows:
	March 31, 2024	December 31, 2023
Current assets	471	1,314
Current assets – of which is due from non-obligor subsidiaries	288	332
Noncurrent assets	3,639	3,655
Noncurrent assets – of which is due from non-obligor subsidiaries	3,639	3,655
Current liabilities	2,448	1,728
Current liabilities – of which is due to non-obligor subsidiaries	2,166	1,706
Noncurrent liabilities	1,996	2,006
Noncurrent liabilities – of which is due to non-obligor subsidiaries	-	-

Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2024, to our critical accounting policies and/or estimates disclosed in our 2023 Form 10-K.

Available Information
The Company maintains an internet address at www.crh.com and makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, which are available as soon as reasonably practicable after CRH files or furnishes such information to the SEC. Investors may also access such documents via the SEC’s website www.sec.gov.
References in this document to other documents on the CRH website are included only as an aid to their location and are not incorporated by reference into this Quarterly Report. CRH’s website provides the full text of earnings updates, copies of presentations to analysts and investors and circulars to shareholders.
CRH Form 10-Q 32

Further, copies of CRH’s key corporate governance policies and other reports, including its Code of Business Conduct, Sustainability Performance Report, and the charters for Committees of the Board, may be found on the CRH website.
The Company undertakes no obligation to update any statements contained in this Quarterly Report or the documents incorporated by reference herein for revisions or changes after the filing date of this Quarterly Report, other than as required by law.
We post on our website news releases, announcements and other statements about our business performance, results of operations and sustainability matters, some of which may contain information that may be deemed material to investors. Additionally, we use our LinkedIn account (www.linkedin.com/company/crh), as well as our other social media channels from time to time, to post announcements that may contain information that may be deemed material to investors. Our officers may use similar social media channels to disclose public information. We encourage investors, the media and others interested in CRH to review the business and financial information we or our officers post on our website and the social media channels identified above. Information on CRH’s website or such social media channels does not form part of, and is not incorporated into, this Quarterly Report.

Forward-Looking Statements
In order to utilize the “Safe Harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, CRH is providing the following cautionary statement.
This document, and the documents incorporated by reference herein, contain statements that are, or may be deemed to be, forward-looking statements with respect to the financial condition, results of operations, business, viability, and future performance of CRH and certain of the plans and objectives of CRH. These forward-looking statements may generally, but not always, be identified by the use of words such as “will”, “anticipates”, “should”, “could”, “would”, “targets”, “aims”, “may”, “continues”, “expects”, “is expected to”, “estimates”, “believes”, “intends” or similar expressions. These forward-looking statements include all matters that are not historical facts or matters of fact at the date of this document.
In particular, the following, among other statements, are all forward looking in nature: plans and expectations regarding drivers of CRH’s performance in 2024, demand outlook, macroeconomic trends in CRH’s markets, government funding initiatives and manufacturing trends, pricing trends, costs and weather patterns; plans and expectations regarding business strategy and cash returns for shareholders, including expectations regarding dividends and share buybacks; plans and expectations regarding CRH’s financial capacity, including our ability to fund acquisitions and meet working capital needs, capital expenditures, dividends, share repurchases, upcoming debt maturities and other liquidity requirements; plans and expectations regarding the timing of our acquisitions and divestments, including with respect to valuation and purchase price allocation; and plans and expectations regarding the strategic risks and uncertainties facing CRH.
By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend on circumstances that may or may not occur in the future and reflect our current expectations and assumptions as to such future events and circumstances that may not prove accurate. You are cautioned not to place undue reliance on any forward-looking statements. These forward-looking statements are made as of the date of this document. We expressly disclaim any obligation or undertaking to publicly update or revise these forward-looking statements other than as required by applicable law.
A number of material factors could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements, certain of which are beyond our control, and which include, among other factors: economic and financial conditions, including changes in interest rates, inflation, price volatility and/or labor and materials shortages; demand for infrastructure, residential and non-residential construction and our products in geographic markets in which we operate; increased competition and its impact on prices and market position; increases in energy, labor and/or other raw materials costs; adverse changes to laws and regulations, including in relation to climate change; the impact of unfavorable weather; investor and/or consumer sentiment regarding the importance of sustainable practices and products; availability of public sector funding for infrastructure programs; political uncertainty, including as a result of political and social conditions in the jurisdictions CRH operates in, or adverse political developments, including the ongoing geopolitical conflicts in Ukraine and the Middle East; failure to complete or successfully integrate acquisitions or make timely divestments; cyberattacks and exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks, including due to product failures. Additional factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those expressed by the forward-looking statements in this report including, but not limited to, the risks and uncertainties described herein and under “Risk Factors” in our 2023 Form 10-K and in our other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at March 31, 2024.

CRH Form 10-Q 33

Interest Rate Risk
CRH may be impacted by interest rate volatility with respect to existing debt and future debt issuances as well as cash balances. For fixed rate debt instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt instruments, interest rate changes generally do not affect the fair market value of the instrument but impact future earnings and cash flows, assuming that other factors are held constant. Cash balances are held on short-term deposits and changing interest rates will impact deposit interest income earned. The Company uses interest rate swaps to convert a portion of its fixed rate debt to floating rate debt and these may be designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and benchmark floating interest rates calculated by reference to an agreed-upon notional principal amount.
At March 31, 2024, the Company had fixed rate debt of $8.3 billion and floating rate debt of $4.6 billion, representing 65% and 35%, respectively, of total debt, including overdrafts, finance leases and the impact of derivatives. At March 31, 2023, the Company had fixed rate debt of $7.8 billion and floating rate debt of $2.2 billion, representing 78% and 22%, respectively, of total debt, including overdrafts, finance leases and the impact of derivatives. The Company’s interest rate swaps at March 31, 2024, was $1.4 billion, compared to $1.8 billion as at March 31, 2023. Cash and cash equivalents at March 31, 2024, were $3.3 billion, compared to $4.7 billion at March 31, 2023, which was all held on short-term deposits and investments.
Sensitivity to interest rate moves
At March 31, 2024, the before-tax earnings and cash flows impact of a 100bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $13 million unfavorable ($25 million favorable at March 31, 2023).
Foreign Exchange Rates Risk
CRH’s exchange rate exposures result primarily from its investments and ongoing operations in countries outside of the United States and other business transactions such as the procurement of products and equipment from foreign sources. Fluctuations in foreign currency exchange rates may affect (i) the carrying value of the Company’s net investment in foreign subsidiaries; (ii) the translation of foreign currency earnings; and (iii) the cash flows related to foreign currency denominated transactions.
Where economically feasible, the Company maintains Net Debt*6in the same relative ratio as capital employed to act as an economic hedge of the underlying currency assets. Where it is not feasible to do so, the Company may enter into foreign exchange forward contracts to hedge a portion of the net investment against the effect of exchange rate fluctuations. These transactions are designated as net investment hedges.
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $4.5 billion at March 31, 2024, compared to $1.6 billion at March 31, 2023.
Holding all other variables constant, if there was a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding at March 31, 2024, would decrease by approximately $135 million, which would be largely offset by a gain on the foreign currency fluctuation of the underlying exposure being hedged. In comparison, the fair market value of foreign currency contracts outstanding at March 31, 2023, would increase by approximately $4 million, largely offset by a loss on the underlying exposure being hedged.
Commodity Price Risk
Some of the Company’s products contain significant amounts of commodity-priced materials, predominantly fuel oil, carbon credits, coal, and electricity, which are subject to price changes based upon fluctuations in the commodities market. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. Where feasible, the Company manages commodity price risks through negotiated supply contracts and forward contracts to manage operating costs. The Company monitors commodity trends and where possible has alternative sourcing plans in place to mitigate the risk of supplier concentration and passing commodity-related inflation to customers or suppliers.
Where appropriate, the Company also has a number of derivative hedging programs in place to hedge commodity risks, with the aim of the programs being to neutralize variability arising from changes in associated commodity indices. The timeframe for such programs can be up to four years.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of March 31, 2024. Based on that evaluation, the Chief Executive and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.6
CRH Form 10-Q 34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
CRH and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of business, including some in which claims for damages have been asserted against CRH. Having taken appropriate advice, we believe that the aggregate outcome of such proceedings will not have a material effect on our financial condition, results of operations or liquidity.
CRH has elected to use a $1 million threshold for disclosing certain proceedings under environmental laws to which a governmental authority is a party. Applying this threshold, there were no relevant legal proceedings to disclose for this period.

Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in 'Item 1A. Risk Factors' of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each month of the first quarter of fiscal year 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2024	4,613,696	$68.59	1,988,696	15,444,204
February 1 – February 29, 2024	1,706,682	$75.82	1,706,682	13,737,522
March 1 – March 31, 2024	1,346,883	$84.15	1,346,883	12,390,639
Total	7,667,261		5,042,261
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In the first quarter of 2024, the Company returned a further $0.4 billion of cash to shareholders through the repurchase of 5,042,261 Ordinary Shares (equivalent to 0.1% of the Company’s issued share capital). This brought total cash returned to shareholders under the Program to $7.5 billion since its commencement in May 2018. The purchases in 2024 were completed under Tranches 19 and 20.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information
During the three months ended March 31, 2024, no Director or Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CRH Form 10-Q 35

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.
Exhibits
3.1    Memorandum and Articles of Association (incorporated by reference to Exhibit 99.1 to the current report on Form 6-K furnished September 25, 2023).
22.1    List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
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
CRH Form 10-Q 36

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRH public limited company (Registrant)
/s/ Jim Mintern
Jim Mintern
Chief Financial Officer and Duly Authorized Officer
May 10, 2024

CRH Form 10-Q 37