Form 10-Q
period 2024-06-30
CRH PUBLIC LTD CO
filed 2024-08-08
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
+353 1 404 1000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbols:	Name of each exchange on which registered:
Ordinary Shares of €0.32 each	CRH	New York Stock Exchange
5.200% Guaranteed Notes due 2029	CRH/29	New York Stock Exchange
6.400% Notes due 2033	CRH/33A	New York Stock Exchange
5.400% Guaranteed Notes due 2034	CRH/34	New York Stock Exchange

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
☐ Yes      ☒ No
As of July 26, 2024, the number of outstanding Ordinary Shares was 682,777,425.686,67

EXPLANATORY NOTE
CRH plc (together with its consolidated subsidiaries, the 'Company', 'CRH', the 'Group', 'we', 'us' or 'our'), a corporation organized under the laws of the Republic of Ireland, has determined, as of June 30, 2024 (including as a result of more than 50% of its ordinary shares being held by U.S. residents), that it will no longer qualify as a foreign private issuer as defined under the U.S. Securities Exchange Act of 1934 (the 'Exchange Act'). Effective as of January 1, 2025 CRH will be considered a U.S. domestic issuer.

For fiscal year 2024, CRH has voluntarily chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the U.S. Securities and Exchange Commission (SEC) instead of filing on the reporting forms available to foreign private issuers.

CERTAIN TERMS
Except as otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended December 31 of the respective year.
References to the '2023 Form 10-K' are to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 and amended on March 15, 2024. References to this 'Quarterly Report' are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. All references to the 'Condensed Consolidated Financial Statements' are to Part I, Item 1 of this Quarterly Report. All references to the ‘same period in 2023’ refer to either the three months ended June 30, 2023 or the six months ended June 30, 2023, as applicable, unless otherwise indicated.
References to the 'Ordinary Shares' and 'Common Shares' refer to our ordinary shares of €0.32 each.
CRH Form 10-Q 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except share and per share data)

	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023
Product revenues	7,308	7,431	12,676	12,769
Service revenues	2,346	2,278	3,511	3,367
Total revenues	9,654	9,709	16,187	16,136
Cost of product revenues	(3,759)	(3,932)	(7,336)	(7,676)
Cost of service revenues	(2,220)	(2,147)	(3,369)	(3,211)
Total cost of revenues	(5,979)	(6,079)	(10,705)	(10,887)
Gross profit	3,675	3,630	5,482	5,249
Selling, general and administrative expenses	(1,948)	(2,035)	(3,735)	(3,657)
Gain on disposal of long-lived assets	102	18	110	23
Operating income	1,829	1,613	1,857	1,615
Interest income	36	36	79	76
Interest expense	(155)	(73)	(288)	(154)
Other nonoperating income, net	23	2	184	2
Income from operations before income tax expense and income from equity method investments	1,733	1,578	1,832	1,539
Income tax expense	(430)	(379)	(411)	(365)
Income from equity method investments	6	13	2	7
Net income	1,309	1,212	1,423	1,181
Net (income) attributable to redeemable noncontrolling interests	(10)	(10)	(12)	(12)
Net (income) loss attributable to noncontrolling interests	(2)	(3)	2	2
Net income attributable to CRH plc	1,297	1,199	1,413	1,171

Earnings per share attributable to CRH plc
Basic	$1.89	$1.63	$2.05	$1.57
Diluted	$1.88	$1.62	$2.03	$1.56

Weighted average common shares outstanding
Basic	685.5	734.7	686.6	738.8
Diluted	688.8	738.2	691.1	743.4
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 2

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in $ millions)

	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023
Net income	1,309	1,212	1,423	1,181
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(49)	49	(197)	147
Net change in fair value of effective portion of cash flow hedges, net of tax of $(4) million and $(3) million for the three months ended June 30, 2024 and June 30, 2023, respectively; and $2 million and $(3) million for the six months ended June 30, 2024 and June 30, 2023, respectively	19	(7)	(18)	24
Actuarial gains (losses) and prior service credits (costs) for pension and other postretirement plans, net of tax of $nil million and $nil million for the three months ended June 30, 2024 and June 30, 2023, respectively; and $1 million and $nil million for the six months ended June 30, 2024 and June 30, 2023, respectively	2	-	(1)	(3)
Other comprehensive (loss) income	(28)	42	(216)	168
Comprehensive income	1,281	1,254	1,207	1,349
Comprehensive (income) attributable to redeemable noncontrolling interests	(10)	(10)	(12)	(12)
Comprehensive loss (income) attributable to noncontrolling interests	10	3	21	(4)
Comprehensive income attributable to CRH plc	1,281	1,247	1,216	1,333
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 3

Condensed Consolidated Balance Sheets (Unaudited)
(in $ millions, except share data)

	June 30	December 31	June 30
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	3,066	6,341	4,275
Restricted cash	869	-	-
Accounts receivable, net	5,893	4,507	6,119
Inventories	4,514	4,291	4,276
Assets held for sale	67	1,268	-
Other current assets	704	478	404
Total current assets	15,113	16,885	15,074
Property, plant and equipment, net	19,235	17,841	18,155
Equity method investments	484	620	672
Goodwill	10,251	9,158	9,338
Intangible assets, net	1,086	1,041	1,061
Operating lease right-of-use assets, net	1,279	1,292	1,187
Other noncurrent assets	657	632	655
Total assets	48,105	47,469	46,142

Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	3,363	3,149	3,553
Accrued expenses	2,272	2,296	2,335
Current portion of long-term debt	3,218	1,866	2,185
Operating lease liabilities	259	255	240
Liabilities held for sale	14	375	-
Other current liabilities	1,422	2,072	1,358
Total current liabilities	10,548	10,013	9,671
Long-term debt	9,900	9,776	7,563
Deferred income tax liabilities	2,914	2,738	3,010
Noncurrent operating lease liabilities	1,114	1,125	1,016
Other noncurrent liabilities	2,178	2,196	2,173
Total liabilities	26,654	25,848	23,433
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	335	333	313
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of June 30, 2024, December 31, 2023, and June 30, 2023	1	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 725,113,896, 734,519,598 and 752,140,338 issued and outstanding, as of June 30, 2024, December 31, 2023, and June 30, 2023 respectively	292	296	302
Treasury stock, at cost (41,540,247, 42,419,281 and 24,158,408 shares as of June 30, 2024, December 31, 2023 and June 30, 2023 respectively)	(2,143)	(2,199)	(1,140)
Additional paid-in capital	359	454	391
Accumulated other comprehensive loss	(813)	(616)	(625)
Retained earnings	23,030	22,918	22,892
Total shareholders’ equity attributable to CRH plc shareholders	20,726	20,854	21,821
Noncontrolling interests	390	434	575
Total equity	21,116	21,288	22,396
Total liabilities, redeemable noncontrolling interests and equity	48,105	47,469	46,142
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 4

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Six months ended
	June 30
	2024	2023
Cash Flows from Operating Activities:
Net income	1,423	1,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	821	785
Share-based compensation	63	60
Gains on disposals from businesses and long-lived assets, net	(248)	(23)
Deferred tax expense	197	95
Income from equity method investments	(2)	(7)
Pension and other postretirement benefits net periodic benefit cost	18	14
Non-cash operating lease costs	151	138
Other items, net	(16)	35
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(1,371)	(1,758)
Inventories	(175)	(22)
Accounts payable	232	558
Operating lease liabilities	(151)	(137)
Other assets	(107)	(2)
Other liabilities	(39)	69
Pension and other postretirement benefits contributions	(23)	(23)
Net cash provided by operating activities	773	963

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,130)	(771)
Acquisitions, net of cash acquired	(2,522)	(198)
Proceeds from divestitures and disposals of long-lived assets	1,096	42
Dividends received from equity method investments	15	12
Settlements of derivatives	(3)	7
Deferred divestiture consideration received	55	-
Other investing activities, net	(128)	(62)
Net cash used in investing activities	(2,617)	(970)

CRH Form 10-Q 5

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Six months ended
	June 30
	2024	2023
Cash Flows from Financing Activities:
Proceeds from debt issuances	3,370	855
Payments on debt	(1,691)	(849)
Settlements of derivatives	(3)	4
Payments of finance lease obligations	(21)	(12)
Deferred and contingent acquisition consideration paid	(10)	(4)
Dividends paid	(1,231)	(761)
Distributions to noncontrolling and redeemable noncontrolling interests	(22)	(23)
Repurchases of common stock	(907)	(959)
Proceeds from exercise of stock options	-	3
Net cash used in financing activities	(515)	(1,746)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(85)	92
Decrease in cash and cash equivalents, including restricted cash	(2,444)	(1,661)
Cash and cash equivalents and restricted cash at the beginning of period	6,390	5,936
Cash and cash equivalents and restricted cash at the end of period	3,946	4,275

Supplemental cash flow information:
Cash paid for interest (including finance leases)	216	201
Cash paid for income taxes	304	277

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents presented in the Condensed Consolidated Balance Sheets	3,066	4,275
Restricted cash presented in the Condensed Consolidated Balance Sheets	869	-
Cash and cash equivalents included in Assets held for sale	11	-
Total cash and cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows	3,946	4,275
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 6

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	0.9	$1	729.5	$294	(41.9)	($2,166)	$337	($797)	$22,346	$20,015	$401	$20,416
Net income	-	-	-	-	-	-	-	-	1,297	1,297	2	1,299
Other comprehensive loss	-	-	-	-	-	-	-	(16)	-	(16)	(12)	(28)
Share-based compensation	-	-	-	-	-	-	33	-	-	33	-	33
Repurchases and retirement of common stock	-	-	(4.4)	(2)	-	-	-	-	(346)	(348)	-	(348)
Shares issued under employee share plans	-	-	-	-	0.4	23	(11)	-	(24)	(12)	-	(12)
Dividends declared on common stock	-	-	-	-	-	-	-	-	(240)	(240)	-	(240)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(1)	(1)
Adjustment of redeemable noncontrolling interests to redemption value	-	-	-	-	-	-	-	-	(3)	(3)	-	(3)
Balance at June 30, 2024	0.9	$1	725.1	$292	(41.5)	($2,143)	$359	($813)	$23,030	$20,726	$390	$21,116
For the three months ended June 30, 2024, dividends declared on common stock were $0.35 per common share.

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
Net income	-	-	-	-	-	-	-	-	1,413	1,413	(2)	1,411
Other comprehensive loss	-	-	-	-	-	-	-	(197)	-	(197)	(19)	(216)
Share-based compensation	-	-	-	-	-	-	63	-	-	63	-	63
Repurchases of common stock	-	-	-	-	(2.6)	(179)	-	-	-	(179)	-	(179)
Repurchases and retirement of common stock	-	-	(9.4)	(4)	-	-	-	-	(724)	(728)	-	(728)
Shares issued under employee share plans	-	-	-	-	3.5	235	(158)	-	(89)	(12)	-	(12)
Dividends declared on common stock	-	-	-	-	-	-	-	-	(481)	(481)	-	(481)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(5)	(5)
Divestiture of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(18)	(18)
Adjustment of redeemable noncontrolling interests to redemption value	-	-	-	-	-	-	-	-	(7)	(7)	-	(7)
Balance at June 30, 2024	0.9	$1	725.1	$292	(41.5)	($2,143)	$359	($813)	$23,030	$20,726	$390	$21,116
For the six months ended June 30, 2024, dividends declared on common stock were $0.70 per common share.

CRH Form 10-Q 7

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	0.9	$1	752.1	$302	(11.6)	($487)	$420	($673)	$21,692	$21,255	$582	$21,837
Net income	-	-	-	-	-	-	-	-	1,199	1,199	3	1,202
Other comprehensive income	-	-	-	-	-	-	-	48	-	48	(6)	42
Share-based compensation	-	-	-	-	-	-	30	-	-	30	-	30
Repurchases of common stock	-	-	-	-	(14.3)	(713)	-	-	-	(713)	-	(713)
Shares issued under employee share plans	-	-	-	-	1.8	60	(59)	-	-	1	-	1
Dividends declared on common stock	-	-	-	-	-	-	-	-	3	3	-	3
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(4)	(4)
Adjustment of redeemable noncontrolling interests to redemption value	-	-	-	-	-	-	-	-	(2)	(2)	-	(2)
Balance at June 30, 2023	0.9	$1	752.1	$302	(24.1)	($1,140)	$391	($625)	$22,892	$21,821	$575	$22,396
For the three months ended June 30, 2023, dividends declared on common stock were $nil per common share.

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	0.9	$1	752.1	$302	(7.7)	($297)	$443	($787)	$22,495	$22,157	$575	$22,732
Net income	-	-	-	-	-	-	-	-	1,171	1,171	(2)	1,169
Other comprehensive income	-	-	-	-	-	-	-	162	-	162	6	168
Share-based compensation	-	-	-	-	-	-	60	-	-	60	-	60
Repurchases of common stock	-	-	-	-	(19.9)	(959)	-	-	-	(959)	-	(959)
Shares issued under employee share plans	-	-	-	-	3.5	116	(112)	-	(1)	3	-	3
Dividends declared on common stock	-	-	-	-	-	-	-	-	(761)	(761)	-	(761)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(4)	(4)
Adjustment of redeemable noncontrolling interests to redemption value	-	-	-	-	-	-	-	-	(12)	(12)	-	(12)
Balance at June 30, 2023	0.9	$1	752.1	$302	(24.1)	($1,140)	$391	($625)	$22,892	$21,821	$575	$22,396
For the six months ended June 30, 2023, dividends declared on common stock were $1.03 per common share.

The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 8

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
1.2. Basis of presentation and use of estimates
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited Consolidated Financial Statements and related notes thereto included in the Company’s 2023 Form 10-K. In the opinion of our management, these statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods and at the dates presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2023 Form 10-K.
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
1.3. Restricted cash
Restricted cash consists of amounts held in escrow related to transactions expected to close in a future period, including amounts payable for the acquisition of Adbri Ltd. (Adbri) as referenced in Note 4, as well as amounts designated for exchange of assets under Section 1031 of the U.S. Internal Revenue Code.
1.4. New accounting standards
Refer to Note 1.25 in the 2023 Form 10-K for impacts of new accounting standards. There were no material impacts from the adoption of new accounting standards for the six months ended June 30, 2024.
CRH Form 10-Q 9

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
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	Three months ended June 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	1,312	-	1,207	-	2,519
Road Solutions (i)	3,094	-	1,197	-	4,291
Building & Infrastructure Solutions (ii)	-	680	-	528	1,208
Outdoor Living Solutions	-	1,436	-	200	1,636
Total revenues	4,406	2,116	2,404	728	9,654

	Three months ended June 30, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	1,255	-	1,381	-	2,636
Road Solutions (i)	2,909	-	1,233	-	4,142
Building & Infrastructure Solutions (ii)	-	679	-	596	1,275
Outdoor Living Solutions	-	1,469	-	187	1,656
Total revenues	4,164	2,148	2,614	783	9,709

	Six months ended June 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	2,215	-	2,197	-	4,412
Road Solutions (i)	4,393	-	2,220	-	6,613
Building & Infrastructure Solutions (ii)	-	1,228	-	1,021	2,249
Outdoor Living Solutions	-	2,581	-	332	2,913
Total revenues	6,608	3,809	4,417	1,353	16,187

	Six months ended June 30, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	2,062	-	2,478	-	4,540
Road Solutions (i)	3,997	-	2,314	-	6,311
Building & Infrastructure Solutions (ii)	-	1,248	-	1,159	2,407
Outdoor Living Solutions	-	2,561	-	317	2,878
Total revenues	6,059	3,809	4,792	1,476	16,136

CRH Form 10-Q 10

(i) Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Americas Materials Solutions	1,736	1,606	2,332	2,101
Europe Materials Solutions	453	502	867	931
Total revenue from contracts with customers	2,189	2,108	3,199	3,032

(ii) Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Americas Building Solutions	26	18	49	34
Europe Building Solutions	131	152	263	301
Total revenue from contracts with customers	157	170	312	335
Contract assets were $887 million, $716 million and $906 million and contract liabilities were $448 million, $439 million and $329 million, at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. The Company recognized revenue of $339 million and $270 million for the six months ended June 30, 2024, and June 30, 2023, respectively, which was previously included in the contract liability balance at December 31, 2023 and December 31, 2022, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts at June 30, 2024, December 31, 2023 and June 30, 2023 amounting to $664 million and $223 million, $471 million and $245 million, and $723 million and $183 million, respectively. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On June 30, 2024, the Company had $4,032 million of transaction price allocated to remaining performance obligations. The majority of open contracts at June 30, 2024 are expected to close and revenue to be recognized within 12 months of the balance sheet date.
3. Assets held for sale and divestitures
In November 2023, the Company entered into a sales agreement with SigmaRoc plc. to divest of its Lime operations in Europe for consideration of $1.1 billion. The transaction was structured in three phases. The first phase of the transaction, comprising the Company’s Lime operations in Germany, Czech Republic and Ireland, closed on January 1, 2024 and the second phase comprising the operations in the United Kingdom, closed on March 27, 2024. The divestitures resulted in a pretax gain of $115 million which is included in Other nonoperating income, net. The results of the divested operations and the gain on divestiture are reported in the Europe Materials Solutions segment. The third phase comprising the operations in Poland, is expected to close in the second half of 2024.
The Lime operations in Poland comprise part of the Company’s Europe Materials Solutions segment and the relevant assets, $67 million, and liabilities, $14 million, have accordingly been reclassified as assets and liabilities held for sale.
The disposal of certain cement, aggregates and readymixed concrete operations in Quebec, Canada, previously classified as held for sale, completed during the second quarter of 2024.
CRH Form 10-Q 11

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
On February 9, 2024, the Company acquired a portfolio of cement and readymixed concrete assets and operations in Texas, United States (the 'Hunter' acquisition) for a total consideration of $2,106 million. The Hunter acquisition is reported in the Americas Materials Solutions segment.
During the six months ended June 30, 2024, the Company completed the acquisition of 16 companies. The total cash consideration for these acquisitions net of cash acquired, was $2,522 million. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions at June 30, 2024 were:

in $ millions	Hunter	Other acquisitions (i)	Total
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	-	2	2
Accounts receivable, net	-	12	12
Inventories	70	9	79
Other current assets	2	10	12
Property, plant and equipment, net	1,070	229	1,299
Intangible assets, net	2	43	45
Operating lease right-of-use assets, net	12	34	46
Accounts payable	-	7	7
Accrued expenses	6	3	9
Operating lease liabilities	12	34	46
Long-term debt	-	(2)	(2)
Deferred income tax liabilities	-	15	15
Other liabilities	7	16	23
Total identifiable net assets at fair value	1,131	266	1,397
Goodwill	975	196	1,171
Total consideration	2,106	462	2,568

Consideration satisfied by:
Cash payments	2,106	418	2,524
Asset exchange	-	41	41
Deferred consideration (stated at net present cost)	-	2	2
Contingent consideration	-	1	1
Total consideration	2,106	462	2,568

Acquisitions of businesses, net of cash acquired
Cash consideration	2,106	418	2,524
Less: cash and cash equivalents acquired	-	(2)	(2)
Total outflow in the Condensed Consolidated Statements of Cash Flows	2,106	416	2,522
(i) Other acquisitions are aggregated on the basis of individual immateriality.
As a result of the acquisitions completed through June 30, 2024, the Company recognized $45 million of amortizable intangible assets and $1,171 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in the six months ended June 30, 2024, $1,125 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of six years.
On February 26, 2024, the Company announced that it had entered into a binding agreement to acquire a majority stake in Adbri (the ‘Adbri transaction’), a materials business in Australia. On July 1, 2024, the Adbri transaction was completed with the acquisition of approximately 57% of the issued share capital for $0.8 billion. The assets acquired complement the Company’s core competencies in cement, concrete and aggregates while creating additional opportunities for growth and development for the Company’s existing Australian business. Due to the timing of the Adbri transaction, the preliminary purchase price accounting remains ongoing as the Company continues to collect and assess information as of the transaction date.

CRH Form 10-Q 12

Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with completed acquisitions. The Company incurred the following acquisition-related costs:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Hunter	2	-	22	-
Other acquisitions	2	-	2	2
Total acquisition-related costs	4	-	24	2

The financial information regarding the acquisitions included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition through June 30 were:

in $ millions	2024	2023
Revenue	179	46
Net loss attributable to CRH plc (i)	(17)	(3)
(i) Net loss amount excludes acquisition-related costs that arose during the six months ended June 30, 2024, and June 30, 2023.

Pro forma results of operations for the acquisitions have not been presented because they are not material to the Condensed Consolidated Financial Statements.
5. Accounts receivable, net
Accounts receivable, net, were:

	June 30	December 31	June 30
in $ millions	2024	2023	2023
Trade receivables	4,788	3,574	4,957
Construction contract assets	887	716	906
Total accounts receivable	5,675	4,290	5,863
Less: allowance for credit losses	(142)	(149)	(139)
Other current receivables	360	366	395
Total accounts receivable, net	5,893	4,507	6,119
Of the total Accounts receivable, net balances $34 million, $27 million and $39 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, were due from equity method investments.

The changes in the allowance for credit losses were as follows:

in $ millions	2024	2023
At January 1	149	125
Charge-offs	(5)	(8)
Provision for credit losses	-	19
Foreign currency translation and other	(2)	3
At June 30	142	139
6. Inventories
Inventories were:

	June 30	December 31	June 30
in $ millions	2024	2023	2023
Raw materials	2,158	1,865	2,089
Work-in-process	200	186	192
Finished goods	2,156	2,240	1,995
Total inventories	4,514	4,291	4,276
CRH Form 10-Q 13

7. Goodwill
The changes in the carrying amount of goodwill were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,362	627	9,158
Acquisitions	1,120	57	(3)	(3)	1,171
Foreign currency translation adjustment	(17)	(6)	(41)	(16)	(80)
Divestitures	-	-	(197)	-	(197)
Reclassified from held for sale	-	-	199	-	199
Carrying value, June 30, 2024	5,520	2,803	1,320	608	10,251

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2022	4,407	2,517	1,763	512	9,199
Acquisitions	34	240	38	86	398
Foreign currency translation adjustment	8	(5)	57	29	89
Impairment charge for the year	(32)	-	(295)	-	(327)
Reclassified as held for sale	-	-	(201)	-	(201)
Carrying value, December 31, 2023	4,417	2,752	1,362	627	9,158

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2022	4,407	2,517	1,763	512	9,199
Acquisitions	18	(8)	-	68	78
Foreign currency translation adjustment	7	3	43	8	61
Carrying value, June 30, 2023	4,432	2,512	1,806	588	9,338
There were no charges for goodwill impairment in the six months ended June 30, 2024 and June 30, 2023.

CRH Form 10-Q 14

8. Additional financial information
Other current assets were:

	June 30	December 31	June 30
in $ millions	2024	2023	2023
Prepayments	343	285	241
Other	361	193	163
Total other current assets	704	478	404

Accrued expenses were:

	June 30	December 31	June 30
in $ millions	2024	2023	2023
Accrued payroll and employee benefits	966	1,066	920
Other accruals	1,306	1,230	1,415
Total accrued expenses	2,272	2,296	2,335

Other current liabilities were:

	June 30	December 31	June 30
in $ millions	2024	2023	2023
Dividends payable	-	750	-
Construction contract liabilities	448	439	329
Insurance liability	162	171	176
Income tax payable	26	129	177
Other	786	583	676
Total other current liabilities	1,422	2,072	1,358

Other noncurrent liabilities were:

	June 30	December 31	June 30
in $ millions	2024	2023	2023
Income tax payable	712	712	632
Asset retirement obligations	290	310	352
Pension liability	250	254	278
Insurance liability	259	260	257
Other	667	660	654
Total other noncurrent liabilities	2,178	2,196	2,173

CRH Form 10-Q 15

9. Debt
Long-term debt was:

		June 30	December 31	June 30
in $ millions	Effective interest rate	2024	2023	2023
Long-term debt
(U.S. Dollar denominated unless otherwise noted)
0.875% euro Senior Notes due 2023	0.92%	-	-	543
1.875% euro Senior Notes due 2024	2.02%	-	663	651
3.875% Senior Notes due 2025	3.93%	1,250	1,250	1,250
1.250% euro Senior Notes due 2026	1.25%	802	829	814
3.400% Senior Notes due 2027	3.49%	600	600	600
4.000% euro Senior Notes due 2027	4.13%	535	553	-
3.950% Senior Notes due 2028	4.07%	900	900	900
1.375% euro Senior Notes due 2028	1.42%	642	663	651
5.200% Senior Notes due 2029	5.30%	750	-	-
4.125% Sterling Senior Notes due 2029	4.22%	506	509	506
1.625% euro Senior Notes due 2030	1.72%	802	829	814
4.000% euro Senior Notes due 2031	4.10%	802	829	-
6.400% Senior Notes due 2033 (i)	6.43%	213	213	213
5.400% Senior Notes due 2034	5.52%	750	-	-
4.250% euro Senior Notes due 2035	4.38%	802	829	-
5.125% Senior Notes due 2045	5.25%	500	500	500
4.400% Senior Notes due 2047	4.44%	400	400	400
4.500% Senior Notes due 2048	4.63%	600	600	600
PHP interest bearing loan due 2027	6.02%	386	396	423
U.S. Dollar Commercial Paper	5.67%	1,260	1,002	200
Euro Commercial Paper	4.01%	498	-	559
Other		33	37	16
Unamortized discounts and debt issuance costs		(72)	(67)	(54)
Total long-term debt (ii)		12,959	11,535	9,586
Less: current portion of long-term debt (iii)		(3,059)	(1,759)	(2,023)
Long-term debt		9,900	9,776	7,563
(i)     The $300 million 6.400% Senior Notes were issued in September 2003, and at the time of issuance the Senior Notes were partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued Senior Notes were acquired by CRH plc as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Condensed Consolidated Balance Sheets was $28 million, $30 million, and $31 million at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.
(ii)     Of the Company’s nominal fixed rate debt at June 30, 2024 and December 31, 2023, $1,375 million, was hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal fixed rate debt at June 30, 2023, $1,375 million was hedged to U.S. Dollar London Interbank Offered Rate (LIBOR) using interest rate swaps.
(iii)     Excludes borrowings from bank overdrafts of $159 million, $107 million and $162 million, which are recorded within Current portion of long-term debt in the Condensed Consolidated Balance Sheets at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.
Senior Notes:
The Senior Notes are issued by wholly owned subsidiaries of the Company and carry full and unconditional guarantees from the Company, as defined in the indentures that govern them. These Senior Notes represent senior unsecured obligations of the Company and hold an equal standing in payment priority with the Company's existing and future senior unsubordinated indebtedness.
With the exception of the 6.400% Senior Notes due 2033, all other Senior Notes can be redeemed before their respective par call dates, at a make-whole redemption price. Post par call dates and before the respective maturity dates, the Senior Notes can be redeemed at a price equal to 100% of the principal amount.
In the event of a change-of-control repurchase event, the Company is obligated to offer repurchase options for the 3.875% Senior Notes due 2025, 3.400% Senior Notes due 2027, 3.95% Senior Notes due 2028, 5.200% Senior Notes due 2029, 5.400% Senior Notes due 2034, 5.125% Senior Notes due 2045, 4.400% Senior Notes due 2047, and 4.500% Senior Notes due 2048. This repurchase involves a cash payment equal to 101% of the principal amount, along with any accrued and unpaid interest.
If the Company's credit rating falls below investment-grade, the Company would be required to make an additional coupon step-up payment on the 3.875% Senior Notes due 2025 and 5.125% Senior Notes due 2045. The increase is 25 basis points per rating notch per agency, capped at 100 basis points per agency. However, this coupon step-up would reverse if the Company returns to an investment-grade rating.
In May 2024, wholly owned subsidiaries of the Company completed the issuance and sale of $750 million 5.200% Senior Notes due 2029 and $750 million 5.400% Senior Notes due 2034.

CRH Form 10-Q 16

Philippines (PHP) Debt:
In March 2017, the Company's subsidiary, Republic Cement & Building Materials, Inc., entered into a credit arrangement with the Bank of the Philippine Islands. The Company does not provide a guarantee for this facility. The initial credit agreement provided for total commitments of PHP 12.5 billion for a ten-year term, which was later expanded to PHP 22.5 billion. The funds drawn from this facility carry a combination of fixed and floating interest rates.
Bank Credit:
The Company maintains a multi-currency Revolving Credit Facility (the 'RCF') with a syndicate of lenders. The RCF offers a senior unsecured revolving credit facility of €3,500 million over five years, maturing May 11, 2029. The terms of the facility allow for one further plus one year extension option which, if successfully exercised with the agreement of the Lenders, would extend the maturity to May 11, 2030. Borrowings under the RCF bear interest at rates based upon an underlying base rate, plus a margin determined in accordance with a ratings-based pricing grid. Base rates include SOFR for U.S. Dollar, Euro Interbank Offer Rate (EURIBOR) for euros, Sterling Overnight Index Average (SONIA) for Sterling, and Swiss Average Rate Overnight (SARON) for Swiss Francs, respectively. A commitment fee is payable on a quarterly basis based on a percentage of the applicable margin and calculated on the daily undrawn amount of the facility.
The deferred financing costs associated with the RCF were $6 million at June 30, 2024. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
At June 30, 2024, December 31, 2023, and June 30, 2023, there were no outstanding borrowings or letters of credit issued under this facility and the undrawn committed facilities available to be drawn by the Company at June 30, 2024 were $3,743 million (€3,500 million equivalent).
The RCF includes customary terms and conditions for investment-grade borrowers. There are no financial covenants.
At June 30, 2024, the Company had a $4,000 million U.S. Dollar Commercial Paper Program and a €1,500 million Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S. Dollar. The amount of commercial paper outstanding does not reduce available capacity under the RCF. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to June 30, 2024 are as follows:

in $ millions	Remainder of 2024	2025	2026	2027	2028	2029 and thereafter	Total
Long-term debt maturities	1,832	1,224	1,094	1,128	1,508	6,173	12,959

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
The carrying values of the Company’s Long-term debt were $12,959 million, $11,535 million, and $9,586 million at June 30, 2024, December 31, 2023, and June 30, 2023, respectively. The fair values of the Company’s Long-term debt were $12,520 million, $11,337 million, and $8,990 million at June 30, 2024, December 31, 2023, and June 30, 2023, respectively. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The redeemable noncontrolling interests included in the Condensed Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.35% and 7.33%.
See Note 17 for the changes in the fair value of redeemable noncontrolling interests.
The carrying values of the Company’s Cash and cash equivalents, Restricted cash, Accounts receivable, net, Current portion of long-term debt, Accounts payable, Accrued expenses, and Other current liabilities approximate their fair values because of the short-term nature of these instruments.
CRH Form 10-Q 17

11. Income taxes
The Company’s tax provision for the interim period is calculated using an estimated annual effective tax rate based on the expected full-year results which is applied to ordinary year-to-date income or loss. The tax provision is adjusted for discrete items that occur in the applicable interim period to arrive at the effective income tax rate.
The summary of the income tax expense from operations was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Total tax expense	430	379	411	365
Effective income tax rate	25%	24%	22%	24%
The increase in the effective tax rate for this quarter in comparison to the three months ended June 30, 2023 is mainly driven by a change in the mix of income earned in jurisdictions with a higher rate of tax. The decrease in the year-to-date effective tax rate compared to the six months ended June 30, 2023 is due to the offset of items arising in the first quarter (being the movement in tax provisions, a tax deduction for share-based compensation and the largely tax-exempt divestiture of phases one and two of the European Lime operations).
12. Earnings per share (EPS)
The calculation of basic and diluted earnings per share was as follows:

	Three months ended		Six months ended
	June 30		June 30
in $ millions, except share and per share data	2024	2023	2024	2023
Numerator
Net income	1,309	1,212	1,423	1,181
Net (income) attributable to redeemable noncontrolling interests	(10)	(10)	(12)	(12)
Net (income) loss attributable to noncontrolling interests	(2)	(3)	2	2
Adjustment of redeemable noncontrolling interests to redemption value	(3)	(2)	(7)	(12)
Net income attributable to CRH plc for EPS - basic and diluted	1,294	1,197	1,406	1,159

Denominator
Weighted average common shares outstanding - basic (i)	685.5	734.7	686.6	738.8
Effect of dilutive employee share awards (ii)	3.3	3.5	4.5	4.6
Weighted average common shares outstanding - diluted	688.8	738.2	691.1	743.4

Earnings per share attributable to CRH plc
Basic	$1.89	$1.63	$2.05	$1.57
Diluted	$1.88	$1.62	$2.03	$1.56
(i) The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury Stock given that these shares do not rank for dividend.
(ii) Common shares that would only be issued contingent on certain conditions totaling 4,904,276 at June 30, 2024 and 5,700,540 at June 30, 2023 are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the period presented.
CRH Form 10-Q 18

13. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were as follows:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance at March 31, 2024	(580)	(84)	(133)	(797)
Other comprehensive (loss) income before reclassifications	(44)	27	-	(17)
Amounts reclassified from Accumulated other comprehensive loss	(5)	(8)	2	(11)
Net current-period other comprehensive (loss) income	(49)	19	2	(28)
Other comprehensive loss attributable to noncontrolling interests	12	-	-	12
Balance at June 30, 2024	(617)	(65)	(131)	(813)

Balance at December 31, 2023	(439)	(47)	(130)	(616)
Other comprehensive loss before reclassifications	(158)	(37)	-	(195)
Amounts reclassified from Accumulated other comprehensive loss	(39)	19	(1)	(21)
Net current-period other comprehensive (loss)	(197)	(18)	(1)	(216)
Other comprehensive loss attributable to noncontrolling interests	19	-	-	19
Balance at June 30, 2024	(617)	(65)	(131)	(813)

Balance at March 31, 2023	(660)	12	(25)	(673)
Other comprehensive income (loss) before reclassifications	49	(10)	-	39
Amounts reclassified from Accumulated other comprehensive loss	-	3	-	3
Net current-period other comprehensive income (loss)	49	(7)	-	42
Other comprehensive loss attributable to noncontrolling interests	6	-	-	6
Balance at June 30, 2023	(605)	5	(25)	(625)

Balance at December 31, 2022	(746)	(19)	(22)	(787)
Other comprehensive income before reclassifications	147	11	-	158
Amounts reclassified from Accumulated other comprehensive loss	-	13	(3)	10
Net current-period other comprehensive income (loss)	147	24	(3)	168
Other comprehensive (income) attributable to noncontrolling interests	(6)	-	-	(6)
Balance at June 30, 2023	(605)	5	(25)	(625)

The amounts reclassified from Accumulated other comprehensive loss to income were as follows:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Cash flow hedges
Cost of product revenues	(9)	3	22	17
Income tax expense (benefit)	1	-	(3)	(4)
Total	(8)	3	19	13
Pension and other postretirement plans
Other nonoperating income, net	2	-	(2)	(3)
Income tax expense	-	-	1	-
Total	2	-	(1)	(3)
Reclassifications from Accumulated other comprehensive loss to income	(6)	3	18	10

CRH Form 10-Q 19

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
The key performance measures for the Company’s reportable segments were:

	Revenues
	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Americas Materials Solutions	4,406	4,164	6,608	6,059
Americas Building Solutions	2,116	2,148	3,809	3,809
Europe Materials Solutions	2,404	2,614	4,417	4,792
Europe Building Solutions	728	783	1,353	1,476
Total revenues	9,654	9,709	16,187	16,136

	Adjusted EBITDA
	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Americas Materials Solutions	1,193	935	1,208	900
Americas Building Solutions	476	474	784	775
Europe Materials Solutions	499	515	589	583
Europe Building Solutions	87	90	119	142
Total Adjusted EBITDA	2,255	2,014	2,700	2,400

CRH Form 10-Q 20

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Adjusted EBITDA	2,255	2,014	2,700	2,400
Depreciation, depletion and amortization	(424)	(401)	(821)	(785)
Interest income	36	36	79	76
Interest expense	(155)	(73)	(288)	(154)
Gain on divestitures and unrealized gains on investments (i)	23	-	183	-
Pension income excluding current service cost component (i)	1	2	2	2
Other interest, net (i)	(1)	-	(1)	-
Substantial acquisition-related costs	(2)	-	(22)	-
Income from operations before income tax expense and income from equity method investments	1,733	1,578	1,832	1,539
(i) Gain on divestitures and unrealized gains on investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income, net in the Condensed Consolidated Statements of Income.

Depreciation, depletion and amortization for each of the segments were:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Americas Materials Solutions	208	195	398	381
Americas Building Solutions	84	73	164	148
Europe Materials Solutions	109	111	212	212
Europe Building Solutions	23	22	47	44
Total depreciation, depletion and amortization	424	401	821	785

15. Pension and other postretirement benefits
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost (income) recognized in the Condensed Consolidated Statements of Income for the Pension and Other Postretirement Benefit (OPEB) Plans were:

	Pension and OPEB Plans
	U.S.				Non-U.S.
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30		June 30		June 30		June 30
in $ millions	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	-	-	-	-	10	8	20	16
Interest cost	6	6	12	12	21	22	42	46
Expected return on assets	(5)	(5)	(10)	(10)	(22)	(23)	(44)	(46)
Amortization of:
Past service credit	-	-	-	-	(3)	(3)	(6)	(6)
Actuarial loss	1	1	2	2	1	-	2	-
Settlement gain (i)	-	-	-	-	-	-	(3)	-
Net periodic benefit cost (ii) (iii)	2	2	4	4	7	4	11	10
(i)     Settlement gain of $3 million relates to pension plans divested as part of the sale of the Company's Lime operations in Europe and is included in gain on divestitures and unrealized gains on investments, within Other nonoperating income, net.
(ii) Includes net periodic benefit cost of $1 million and $1 million related to OPEB plans for the three months ended June 30, 2024 and June 30, 2023, and $2 million and $2 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
(iii) Service cost is included within Cost of revenues and Selling, general and administrative expenses while all other cost components are recorded within Other nonoperating income, net.
CRH Form 10-Q 21

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
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Condensed Consolidated Balance Sheets before intragroup eliminations with other CRH plc companies were:

	June 30	December 31	June 30
in $ millions	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	34	19	39
Accounts receivable, net	38	31	32
Inventories	98	99	114
Other current assets	52	51	46
Total current assets	222	200	231
Property, plant and equipment, net	852	923	946
Goodwill	188	200	500
Operating lease right-of-use assets, net	5	5	6
Other noncurrent assets	10	11	10
Total assets	1,277	1,339	1,693

Liabilities
Current liabilities:
Accounts payable	94	92	88
Accrued expenses	36	36	47
Current portion of long-term debt	82	98	74
Operating lease liabilities	1	1	1
Other current liabilities	25	25	25
Total current liabilities	238	252	235
Long-term debt	303	297	348
Deferred income tax liabilities	95	106	109
Noncurrent operating lease liabilities	4	5	5
Other noncurrent liabilities	18	17	15
Total liabilities	658	677	712

The operating results of the consolidated VIE, reported within the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows before intragroup eliminations with other CRH plc companies were:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Total revenues	98	122	194	237
Total cost of revenues	(89)	(113)	(176)	(227)
Gross profit	9	9	18	10
Net loss	(3)	(6)	(12)	(18)

Net cash (used in) provided by operating activities			(2)	6
CRH Form 10-Q 22

17. Redeemable noncontrolling interests
The redeemable noncontrolling interests comprise the noncontrolling interests in two of the Company’s North American subsidiaries, that are currently redeemable. The Company has the ability to exercise the call option for the noncontrolling interests on or after December 31, 2031. In addition to the call options, the noncontrolling interest holder has the right to sell the noncontrolling interests to the Company, which are currently exercisable. These noncontrolling interests have put and call options and both are redeemable based on multiples of EBITDA. The noncontrolling interests are considered redeemable noncontrolling equity interests, classified as temporary or mezzanine equity, as their redemption is not solely within the Company’s control. The noncontrolling interests were recorded at their respective fair values as of the acquisition dates and are adjusted to their expected redemption values, with an offsetting entry to retained earnings, as of the reporting date as if that date was the redemption date, if those amounts exceed their respective carrying values.
The following table summarizes the redeemable noncontrolling interest for the following periods:

in $ millions
Balance at March 31, 2024	326
Net income attributable to redeemable noncontrolling interests	10
Adjustment to the redemption value	3
Dividends paid	(4)
Balance at June 30, 2024	335

Balance at March 31, 2023	307
Net income attributable to redeemable noncontrolling interests	10
Adjustment to the redemption value	2
Dividends paid	(6)
Balance at June 30, 2023	313

in $ millions
Balance at December 31, 2023	333
Net income attributable to redeemable noncontrolling interests	12
Adjustment to the redemption value	7
Dividends paid	(17)
Balance at June 30, 2024	335

Balance at December 31, 2022	308
Net income attributable to redeemable noncontrolling interests	12
Adjustment to the redemption value	12
Dividends paid	(19)
Balance at June 30, 2023	313

18. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $12.8 billion, $11.3 billion, and $9.5 billion in respect of loans and borrowings, bank advances and derivative obligations at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, and $0.4 billion, $0.4 billion, and $0.4 billion at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, in respect of letters of credit due within one year.

Legal Proceedings
The Company is not involved in any proceedings that it believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

CRH Form 10-Q 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for the three and six months ended June 30, 2024. This MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1. "Financial Statements” of this Quarterly Report.
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
Operating in 28 countries, the Company has market leadership positions in North America and Europe. The United States is expected to be a key driver of future growth for CRH due to continued economic expansion, a growing population and significant public investment in construction. Our European business benefits from strong economic and construction growth prospects across Central and Eastern Europe as well as recurring repair and remodel demand in Western Europe. In both geographies there is significant government support for infrastructure and increasing demand for integrated solutions in major infrastructure and commercial projects.
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
Seasonality
Activity in the construction industry is dependent to a considerable extent on the seasonal impact of weather on the Company’s operating locations, with periods of higher activity in some markets during spring and summer which may reduce significantly in winter due to inclement weather. In addition to impacting demand for our products and services, adverse weather can negatively impact the production processes for a variety of reasons. For example, workers may not be able to work outdoors in sustained high temperatures, heavy rainfall and/or other unfavorable weather conditions. Therefore, financial results for any particular quarter do not necessarily indicate the results expected for the full year.
Financial performance highlights
Three months ended June 30, 2024
CRH delivered a strong second quarter performance compared to the second quarter of 2023, resulting in the following performance highlights for the three months ended June 30, 2024 (comparisons are versus the prior year's second quarter unless otherwise noted):
•Total revenues decreased 1% to $9.7 billion;
•Net income was $1.3 billion compared with $1.2 billion, an increase of $97 million, or 8%. Adjusted EBITDA*1was $2.3 billion, an increase of $241 million, or 12%;
•Net income margin was 13.6% compared with 12.5%, an increase of 110 basis points (bps). Adjusted EBITDA margin* was 23.4%, an increase of 270bps on the prior year's second quarter Adjusted EBITDA margin* of 20.7%; and
•Basic Earnings Per Share (EPS) was $1.89 compared to $1.63.
Six months ended June 30, 2024
CRH delivered a stronger performance in the six months ended June 30, 2024 compared to the prior year, resulting in the following performance highlights (comparisons are versus the prior year's first six months unless otherwise noted):
•Total revenues of $16.2 billion were flat;
•Net income was $1.4 billion compared with $1.2 billion, an increase of $242 million, or 20%. Adjusted EBITDA* was $2.7 billion, an increase of $300 million, or 13%;
•Net income margin was 8.8% compared with 7.3%, an increase of 150bps. Adjusted EBITDA margin* was 16.7%, an increase of 180bps on the prior year's half year Adjusted EBITDA margin* of 14.9%; and
•Basic EPS was $2.05 compared to $1.57.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.1
CRH Form 10-Q 24

Capital allocation highlights
Six months ended June 30, 2024
•Cash paid to shareholders through dividends was $1.2 billion, compared with $0.8 billion in the first half of the prior year. CRH transitioned to quarterly dividends during the first quarter of 2024, with a quarterly dividend of $0.35 per share declared in February 2024, a second quarterly dividend of $0.35 per share declared in May 2024, and a third quarterly dividend of $0.35 per share announced on August 8, 2024, representing an annualized increase of 5% on the prior year;
•Cash returned to shareholders through share buybacks was $0.7 billion, a decrease of $0.2 billion versus the first half of the prior year. On August 7, 2024, the latest tranche of the share buyback program was completed, bringing the year-to-date cash returned to $0.9 billion. A further tranche has been announced, extending the ongoing share buyback program by an additional $0.3 billion to be completed no later than November 6, 2024; and
•16 acquisitions were completed for total consideration of $2.6 billion, compared with $0.2 billion in the first half of the prior year. A further $1.1 billion was invested in development and replacement capital expenditure projects, compared with $0.8 billion for the comparable 2023 period.
Development Review
In the three months ended June 30, 2024, CRH completed eight acquisitions for a total consideration of $0.4 billion, compared with $nil million in the same period of 2023. Americas Materials Solutions completed five acquisitions, Europe Materials Solutions completed two acquisitions, while Americas Building Solutions completed one acquisition.
Overall, for the six months ended June 30, 2024, CRH completed 16 acquisitions for a total consideration of $2.6 billion, compared with $0.2 billion in the first half of the prior year. The largest acquisition, which was completed in the first quarter of 2024, was a portfolio of cement and readymixed concrete assets and operations in Texas by Americas Materials Solutions for a total consideration of $2.1 billion.
On July 1, 2024, CRH completed the acquisition of a majority stake in Adbri. Adbri is an attractive business with high-quality assets and leading market positions in Australia that complements CRH’s core competencies in cement, concrete and aggregates and creates additional opportunities for growth and development for CRH's existing Australian business.
With respect to divestitures, in the three months ended June 30, 2024, cash proceeds from divestitures and disposals from long-lived assets were $0.4 billion. The largest divestiture related to Americas Materials Solutions' disposal of certain cement, aggregates and readymixed concrete operations in Quebec, Canada.
For the six months ended June 30, 2024, CRH realized cash proceeds from divestitures and disposals of long-lived assets of $1.1 billion, primarily related to the divestiture of phases one and two of the European Lime operations which completed in Q1 2024. The remaining phase, consisting of Lime operations in Poland, is expected to complete in the second half of 2024. No divestitures occurred in the first half of the prior year.
Full Year Outlook
We are pleased to announce that we are raising our previous guidance for 2024, reflecting the strength of our financial performance, the positive underlying momentum in our business as well as the positive contribution from recent portfolio activity
Our operations in North America are expected to benefit from significant infrastructure activity and increased investment in key non-residential segments, while in Europe, we expect good underlying demand in infrastructure and key non-residential markets, further supported by disciplined cost control. Residential construction, particularly new-build activity, is expected to remain subdued across our markets in the near term. Assuming normal seasonal weather patterns and no major dislocations in the macroeconomic environment, CRH remains well positioned to deliver another record year in 2024.

CRH Form 10-Q 25

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
The table below summarizes the Company’s unaudited Condensed Consolidated Statements of Income for the periods indicated.2

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except per share data)

	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023
Total revenues	9,654	9,709	16,187	16,136
Total cost of revenues	(5,979)	(6,079)	(10,705)	(10,887)
Gross profit	3,675	3,630	5,482	5,249
Selling, general and administrative expenses	(1,948)	(2,035)	(3,735)	(3,657)
Gain on disposal of long-lived assets	102	18	110	23
Operating income	1,829	1,613	1,857	1,615
Interest income	36	36	79	76
Interest expense	(155)	(73)	(288)	(154)
Other nonoperating income, net	23	2	184	2
Income from operations before income tax expense and income from equity method investments	1,733	1,578	1,832	1,539
Income tax expense	(430)	(379)	(411)	(365)
Income from equity method investments	6	13	2	7
Net income	1,309	1,212	1,423	1,181
Net (income) attributable to redeemable noncontrolling interests	(10)	(10)	(12)	(12)
Net (income) loss attributable to noncontrolling interests	(2)	(3)	2	2
Net income attributable to CRH plc	1,297	1,199	1,413	1,171
Basic earnings per share attributable to CRH plc	$1.89	$1.63	$2.05	$1.57
Adjusted EBITDA*	2,255	2,014	2,700	2,400
Total revenues
Total revenues were $9.7 billion for the three months ended June 30, 2024, a decrease of $0.1 billion, or 1%, compared with the second quarter of 2023, as lower volumes, due to unfavorable weather in certain regions and divestitures, offset continued pricing progress and contributions from acquisitions.
In Americas Materials Solutions, total revenues increased by 6%, with total revenues in Essential Materials and Road Solutions increasing by 5% and 6%, respectively. In Americas Building Solutions total revenues decreased by 1%, with total revenues in Building & Infrastructure Solutions in line and total revenues in Outdoor Living Solutions decreasing by 2%.
In Europe Materials Solutions, total revenues decreased by 8%, with total revenues in Essential Materials finishing 13% behind the three months ended June 30, 2023, while Road Solutions' total revenues were 3% behind. In Europe Building Solutions total revenues decreased by 7%, with total revenues in Building & Infrastructure Solutions decreasing by 11%, while total revenues in Outdoor Living Solutions were 7% ahead.
For the six months ended June 30, 2024, total revenues were $16.2 billion, an increase of $0.1 billion from the first six months of 2023, reflecting continued pricing progress and contributions from acquisitions which offset lower volumes and the divestiture of the Lime operations.
In Americas Materials Solutions, total revenues increased by 9%, with total revenues in Essential Materials and Road Solutions increasing by 7% and 10%, respectively. In Americas Building Solutions total revenues were flat, with total revenues in Building & Infrastructure Solutions decreasing by 2% and total revenues in Outdoor Living Solutions increasing by 1%.
In Europe Materials Solutions, total revenues decreased by 8%, with total revenues in Essential Materials finishing 11% behind the six months ended June 30, 2023, while Road Solutions' total revenues were 4% behind. In Europe Building Solutions total revenues decreased by 8%, with total revenues in Building & Infrastructure Solutions decreasing by 12%, while total revenues in Outdoor Living Solutions were 5% ahead.
For additional discussion on segment revenues, see “Segments” section on pages 28 to 31.
Gross profit
Gross profit for the three months ended June 30, 2024, was $3.7 billion, an increase of $45 million, or 1%, from the same period in 2023, reflecting total revenues decline of 1%, while total cost of revenues decreased by 2%. The gross profit margin of 38.1% increased 70bps from 37.4% for the second quarter of the prior year. Total cost of revenues decreased primarily as a result of a 19% reduction in energy costs due to divestitures, reduced volumes and a decline in energy prices, as well as lower raw materials costs which decreased 2%. These cost decreases were partially offset by labor and subcontractor cost increases of 6% and 5%, respectively.
* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.2
CRH Form 10-Q 26

For the six months ended June 30, 2024, gross profit was $5.5 billion, an increase of $0.2 billion, or 4%, from the same period in 2023, with total revenues $0.1 billion ahead of the same period in 2023, while total cost of revenues decreased by 2%. The gross profit margin of 33.9% increased 140bps from 32.5% for the first half of the prior year. Total cost of revenues decreased primarily as a result of a 22% reduction in energy costs due to divestitures, reduced volumes and a decline in energy prices, as well as lower raw materials costs which decreased 4%. These cost decreases were partially offset by labor and subcontractor cost increases of 6% and 8%, respectively.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administration expenses, were $1.9 billion for the three months ended June 30, 2024, a decrease of $0.1 billion, or 4%, from the comparable 2023 period. SG&A expenses decreased mainly due to cost control actions and a 3% reduction in haulage costs from lower volumes. These decreases were partly offset by a 7% increase in labor costs due to higher headcount from acquisitions and wage inflation.
For the six months ended June 30, 2024, SG&A expenses were $3.7 billion, an increase of $0.1 billion, or 2%, from the comparable 2023 period. SG&A expenses increased primarily due to labor cost increases of 9% as a result of higher headcount from acquisitions, and wage inflation; partially offset by cost control actions and lower haulage costs which decreased 3% compared with 2023 due to lower volumes.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets was $102 million for the three months ended June 30, 2024, an increase of $84 million compared with 2023, and $110 million for the six months ended June 30, 2024, an increase of $87 million. The increase mainly related to a sale of certain land assets in North America.
Interest income
Interest income was $36 million for the three months ended June 30, 2024, in line with the comparable period in 2023 and $79 million for the six months ended June 30, 2024, an increase of $3 million on the comparable period in 2023.
Interest expense
Interest expense was $155 million in the three months ended June 30, 2024, an increase of $82 million from the comparable period in 2023 and $288 million for the six months ended June 30, 2024, an increase of $134 million from the prior period. The increase was primarily due to an increase in gross debt balances and higher interest rates on new debt issued.
Other nonoperating income, net
Other nonoperating income, net, was $23 million for the three months ended June 30, 2024, compared with $2 million in the comparable period for 2023. Other nonoperating income, net, includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The increase in other nonoperating income, net was primarily related to gains on certain divestitures.
Other nonoperating income, net, was $184 million for the six months ended June 30, 2024, compared with $2 million in the comparable period for 2023. The increase in other nonoperating income, net, was primarily related to gains on the completed divestiture of phases one and two of the European Lime operations and unrealized gains on certain investments.
Income tax
For the three months ended June 30, 2024, the Company had an income tax expense of $430 million, compared to $379 million for the comparable period in 2023. The effective tax rate was 25% for the second quarter in 2024 compared with an effective tax rate of 24% for the second quarter in 2023. The movement in the effective tax rate was primarily driven by a change in the mix of income earned in jurisdictions with a higher rate of tax.
For the six months ended June 30, 2024, the Company had an income tax expense of $411 million compared to $365 million for the comparable period in 2023. The effective tax rate was 22% for the first half of 2024 compared with an effective tax rate of 24% for the same period in 2023. The movement in the effective tax rate was primarily due to the offset of items arising in the first quarter including the movement in tax provisions, a tax deduction for share-based compensation and the largely tax-exempt divestiture of phases one and two of the European Lime operations.
Income from equity method investments
For the three months ended June 30, 2024, a gain of $6 million was recorded in equity method investments, a decrease of $7 million from the comparable period in 2023 and a gain of $2 million was recorded for the six months ended June 30, 2024, a decrease of $5 million from the comparable period in 2023.
Net income
Net income was $1.3 billion for the three months ended June 30, 2024, an increase of $97 million from the comparable period in 2023. This result was primarily driven by a higher gain on disposal of long-lived assets, along with higher gross profit and lower SG&A expenses which offset higher interest expenses and income tax expenses compared with the second quarter of 2023.
Net income was $1.4 billion for the six months ended June 30, 2024, an increase of $242 million from the comparable period in 2023, primarily driven by higher gross profit, gain on disposal of long-lived assets and other nonoperating income, net, which offset higher SG&A expenses and interest expenses compared with the same period of 2023.
Net income attributable to CRH plc and earnings per share
Net income attributable to CRH plc was $1.3 billion for the three months ended June 30, 2024, an increase of $98 million from the comparable period in 2023. The increase in net income attributable to CRH plc was driven by increased net income of $97 million and a decrease of $1 million in net income attributable to noncontrolling interests. Basic EPS for the three months ended June 30, 2024, was $1.89, compared with $1.63 for the three months ended June 30, 2023.
Net income attributable to CRH plc was $1.4 billion for the six months ended June 30, 2024, an increase of $242 million from the comparable period in 2023. The increase in net income attributable to CRH plc was driven by increased net income of $242 million. Basic EPS for the six months ended June 30, 2024, was $2.05, compared with $1.57 for the six months ended June 30, 2023.

CRH Form 10-Q 27

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

Americas Materials Solutions3
Three months ended June 30, 2024

		Analysis of Change
in $ millions	Three months ended June 30, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2024	% change
Total revenues	4,164	(5)	+125	(34)	+156	4,406	+6%
Adjusted EBITDA	935	(1)	+38	(8)	+229	1,193	+28%
Adjusted EBITDA margin	22.5%					27.1%
Americas Materials Solutions’ total revenues, including the acquisition of cement and readymixed concrete assets in Texas which closed in February 2024, were 6% ahead of the second quarter of 2023. Organic total revenues* were 4% ahead driven by price increases across all lines of business.
In Essential Materials, total revenues increased by 5% supported by pricing growth in both aggregates and cement, ahead by 12% and 8% respectively. Aggregates and cement volumes declined by 3% and 2%, respectively, impacted by adverse weather conditions and subdued new-build residential demand.
In Road Solutions, total revenues increased by 6% driven by improved pricing in all lines of business and continued funding support relating to the Infrastructure Investment and Jobs Act (IIJA). Paving and construction revenue increased by 8% with good growth in the South and West regions. Asphalt volumes and pricing increased by 1% and 4%, respectively, while readymixed concrete prices increased by 9%, offsetting a decline in volumes of 6%. Construction backlogs were ahead of the prior year supported by positive momentum in bidding activity.
Second quarter 2024 Adjusted EBITDA for Americas Materials Solutions of $1.2 billion was 28% ahead of the prior year as cost management, pricing initiatives and operational efficiencies along with a gain on certain land asset sales, mitigated the impact of higher labor and raw materials costs. Organic Adjusted EBITDA* was 25% ahead of the second quarter of 2023. Adjusted EBITDA margin increased by 460bps.

Americas Materials Solutions
Six months ended June 30, 2024

		Analysis of Change
in $ millions	Six months ended June 30, 2023	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2024	% change
Total revenues	6,059	(5)	+194	(34)	+394	6,608	+9%
Adjusted EBITDA	900	(1)	+63	(8)	+254	1,208	+34%
Adjusted EBITDA margin	14.9%					18.3%
Americas Materials Solutions’ total revenues were 9% ahead in the first six months of the year as price increases, higher volumes across most lines of business and a positive contribution from acquisitions, including the acquisition of cement and readymixed concrete assets in Texas which closed in early February 2024, offset adverse weather. Organic total revenues* were 7% ahead.
In Essential Materials, total revenues increased by 7%. Aggregates and cement pricing were ahead by 11% and 8%, respectively. Aggregates volumes increased 1% and cement volumes benefited from the impact from acquisitions, increasing 1% on the same period from the prior year. Weather negatively impacted revenues in the latter part of the half especially in Texas and the central United States.
In Road Solutions, total revenues increased by 10% driven by higher pricing and sustained activity levels through continued funding support relating to the IIJA. Asphalt prices increased by 4% while volumes were 2% ahead of the comparable period in 2023 due to early-season project activity. Paving and construction revenues increased 11% on the same period in the prior year. Readymixed concrete pricing was 9% higher than the first half of the prior year, while volumes were flat. We have seen continued momentum in bidding activity, with construction backlogs ahead of the prior year comparable period.
First half 2024 Adjusted EBITDA for Americas Materials Solutions of $1.2 billion was ahead of the first half of the prior year as increased pricing and operational efficiencies along with a gain on certain land asset sales mitigated the impact of higher labor, subcontractor and raw materials costs. Organic Adjusted EBITDA* was 28% ahead of the first six months of 2023. Adjusted EBITDA margin increased by 340bps.

3* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.
CRH Form 10-Q 28

Americas Building Solutions
Three months ended June 30, 2024

		Analysis of Change
in $ millions	Three months ended June 30, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2024	% change
Total revenues	2,148	(2)	+61	–	(91)	2,116	(1)%
Adjusted EBITDA	474	(1)	+15	–	(12)	476	–
Adjusted EBITDA margin	22.1%					22.5%
Americas Building Solutions reported a 1% decline in total revenues, impacted by lower activity levels due to subdued new-build residential demand and challenging weather conditions. Overall performance in the quarter was supported by pricing discipline and contributions from acquisitions. Organic total revenues* were 4% behind the second quarter of 2023.
In Building & Infrastructure Solutions, total revenues were in line with the prior year as good acquisition performance was offset by unfavorable weather in certain markets as well as the impact of lower new-build residential demand. The non-residential and infrastructure backdrop remains underpinned by significant IIJA funding.
In Outdoor Living Solutions, total revenues decreased by 2%, primarily due to the impact of adverse weather in the quarter, particularly in Texas and Central regions.
Second quarter 2024 Adjusted EBITDA for Americas Building Solutions was in line with the comparable period in 2023, 3% behind on an organic* basis. Solid growth in the water and energy end-markets as well as growth in higher margin products in Outdoor Living Solutions were offset by adverse weather impacts and project delays in the telecommunications sector. Adjusted EBITDA margin was 40bps ahead of the second quarter of 2023.

Americas Building Solutions4
Six months ended June 30, 2024

		Analysis of Change
in $ millions	Six months ended June 30, 2023	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2024	% change
Total revenues	3,809	(2)	+99	–	(97)	3,809	–
Adjusted EBITDA	775	(1)	+20	–	(10)	784	+1%
Adjusted EBITDA margin	20.3%					20.6%
In the first six months of the year, Americas Building Solutions recorded total revenue in line with the prior year, driven by positive acquisition contribution and pricing discipline offset by subdued residential demand and negative weather impact. Organic total revenues* were 3% behind the first half of 2023.
In Building & Infrastructure Solutions, total revenues declined by 2% versus prior year impacted by adverse weather and lower residential activity.
In Outdoor Living Solutions, total revenues increased by 1%, with growth across most regions, driven by strong sales into the retail channel, particularly in lawn and garden products and fencing, decking and railing businesses.
First half 2024 Adjusted EBITDA for Americas Building Solutions was 1% ahead of the comparable period in 2023, 1% behind on an organic* basis, impacted by adverse weather and rising input costs particularly labor and subcontractor costs. Cost containment initiatives offset the impact of cost inflation and resulted in Adjusted EBITDA margin 30bps ahead of the first half of the prior year.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.4
CRH Form 10-Q 29

Europe Materials Solutions5
Three months ended June 30, 2024

		Analysis of Change
in $ millions	Three months ended June 30, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2024	% change
Total revenues	2,614	+24	+40	(130)	(144)	2,404	(8)%
Adjusted EBITDA	515	+5	+7	(38)	+10	499	(3)%
Adjusted EBITDA margin	19.7%					20.8%
Total revenues in Europe Materials Solutions declined by 8%, or 5% on an organic* basis, as good volume growth in Central and Eastern Europe and continued pricing progress was more than offset by lower activity levels in Western Europe due to subdued conditions in certain markets and adverse weather in the quarter.
In Essential Materials, total revenues declined by 13% compared with the second quarter of 2023, impacted by the completed divestiture of phases one and two of the European Lime operations. Aggregates volumes were 1% behind the comparable period in 2023 while cement volumes were 2% behind due to lower activity levels, particularly in Western Europe and the Philippines, partly offset by good volume growth in Central and Eastern Europe. Aggregates pricing was 3% ahead and overall cement pricing, which was adversely impacted by geographic mix, was also 1% ahead of the second quarter of 2023.
In Road Solutions, revenues declined by 3% compared with the second quarter of 2023. Asphalt volumes declined by 1%, with lower volumes in the United Kingdom and Ireland partially offset by higher volumes in Poland. Paving and construction revenues decreased by 8% driven by lower activity levels in the United Kingdom. Readymixed concrete volumes decreased by 2%, compared to the comparable period in 2023 with higher volumes in Central and Eastern Europe only partially offsetting lower volumes in Western Europe.
Adjusted EBITDA in Europe Materials Solutions for the second quarter of 2024 was $499 million, 2% ahead of the comparable period in 2023 on an organic* basis, primarily driven by increased pricing, lower energy costs and operational efficiencies. Adjusted EBITDA margin increased by 110bps compared with the second quarter of 2023.

Europe Materials Solutions
Six months ended June 30, 2024

		Analysis of Change
in $ millions	Six months ended June 30, 2023	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2024	% change
Total revenues	4,792	+64	+66	(247)	(258)	4,417	(8)%
Adjusted EBITDA	583	+6	+11	(62)	+51	589	+1%
Adjusted EBITDA margin	12.2%					13.3%

In the first six months of the year, total revenues in Europe Materials Solutions declined by 8%, or 5% on an organic* basis, with positive pricing momentum offset by lower volumes across Western Europe and the Philippines. Volume growth continued in Central and Eastern Europe during the first six months of the year supported by a number of larger infrastructure projects.
In Essential Materials, total revenues were 11% behind the comparable period in 2023 primarily due to the completed divestiture of phases one and two of the European Lime operations. Aggregates pricing was 3% ahead with cement pricing 1% ahead of the comparable period in 2023, impacted by geographic mix.
In Road Solutions, revenues were 4% behind the comparable period in 2023 due to reduced volumes. Asphalt pricing was in line with the comparable period in 2023, while volumes declined by 5%. Paving and construction revenues decreased by 6% mainly in the United Kingdom. Poland and Romania experienced higher readymixed concrete volumes in the first six months of the year, but this was offset by lower volumes in Western Europe leading to an overall decrease of 7%.
Adjusted EBITDA for the first six months of the year in Europe Materials Solutions was $589 million, 1% ahead of the comparable period in 2023, and 9% ahead on an organic* basis, primarily driven by increased pricing, reduced energy costs and operational efficiencies more than offsetting the impact of lower volumes. Adjusted EBITDA margin increased by 110bps compared with the first six months of 2023.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33. 5
CRH Form 10-Q 30

Europe Building Solutions
Three months ended June 30, 2024

		Analysis of Change
in $ millions	Three months ended June 30, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2024	% change
Total revenues	783	+2	+6	–	(63)	728	(7)%
Adjusted EBITDA	90	+1	+1	–	(5)	87	(3)%
Adjusted EBITDA margin	11.5%					12.0%
Total revenues in Europe Building Solutions declined by 7%, compared with the second quarter of 2023, amid continued weak new-build residential activity.
Within Building & Infrastructure Solutions, total revenues declined by 11% compared with the second quarter of 2023. Infrastructure Products revenues increased, as contributions from acquisitions more than offset lower activity levels. Revenues in Precast and Construction Accessories were negatively impacted by subdued demand in key markets.
Revenues in Outdoor Living Solutions were 7% ahead of the comparable period in 2023 with increased activity in the second quarter following prolonged winter weather in certain key markets earlier in the year.
Adjusted EBITDA in Europe Building Solutions declined by 3% compared with the second quarter of 2023. Adjusted EBITDA margin increased by 50bps compared with the same period in 2023, supported by disciplined commercial management and cost saving initiatives.

Europe Building Solutions
Six months ended June 30, 2024

		Analysis of Change
in $ millions	Six months ended June 30, 2023	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2024	% change
Total revenues	1,476	+8	+13	–	(144)	1,353	(8)%
Adjusted EBITDA	142	+1	+2	–	(26)	119	(16)%
Adjusted EBITDA margin	9.6%					8.8%

Total revenues in Europe Building Solutions declined by 8% for the first six months of the year, with weak new-build residential activity continuing throughout 2024.
Within Building & Infrastructure Solutions, total revenues were 12% behind the comparable period in 2023. Infrastructure Products revenues increased, benefiting from acquisitions offsetting lower activity levels. Revenues in Precast and Construction Accessories were negatively impacted by subdued new-build residential activity continuing across several markets, with the adverse weather conditions experienced in the first quarter impacting the overall performance.
Revenues in Outdoor Living Solutions were 5% ahead of the comparable period in 2023 with the increased activity in the second quarter more than offsetting the impact of prolonged winter weather in certain key markets in the first quarter of 2024.
Adjusted EBITDA for the first six months of the year in Europe Building Solutions was 16% behind the comparable period of 2023. Adjusted EBITDA margin decreased by 80bps compared with the first six months of 2023, with lower sales only partially offset by disciplined commercial management and cost saving initiatives.

CRH Form 10-Q 31

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
Reconciliation to its nearest GAAP measure is presented below:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2024	2023	2024	2023
Net income	1,309	1,212	1,423	1,181
Income from equity method investments	(6)	(13)	(2)	(7)
Income tax expense	430	379	411	365
Gain on divestitures and unrealized gains on investments (i)	(23)	–	(183)	–
Pension income excluding current service cost component (i)	(1)	(2)	(2)	(2)
Other interest, net (i)	1	–	1	–
Interest expense	155	73	288	154
Interest income	(36)	(36)	(79)	(76)
Depreciation, depletion and amortization	424	401	821	785
Substantial acquisition-related costs (ii)	2	–	22	–
Adjusted EBITDA	2,255	2,014	2,700	2,400

Total revenues	9,654	9,709	16,187	16,136
Net income margin	13.6%	12.5%	8.8%	7.3%
Adjusted EBITDA margin	23.4%	20.7%	16.7%	14.9%

(i) Gain on divestitures and unrealized loss/gains on investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income, net in the Condensed Consolidated Statements of Income.
(ii) Represents expenses associated with non-routine substantial acquisitions, which meet the criteria for being separately reported in Note 4 “Acquisitions” of the unaudited financial statements. Expenses in the second quarter of 2024 primarily include legal and consulting expenses related to these non-routine substantial acquisitions.
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
Reconciliation to its nearest GAAP measure is presented below:

	June 30	December 31	June 30
in $ millions	2024	2023	2023
Short and long-term debt	(13,118)	(11,642)	(9,748)
Cash and cash equivalents (i)	3,077	6,390	4,275
Finance lease liabilities	(147)	(117)	(91)
Derivative financial instruments (net)	(91)	(37)	(111)
Net Debt	(10,279)	(5,406)	(5,675)

(i) Cash and cash equivalents at June 30, 2024 includes $11 million cash and cash equivalents reclassified as held for sale. Cash and cash equivalents at December 31, 2023 includes $49 million cash and cash equivalents reclassified as held for sale. Cash and cash equivalents at June 30, 2023 includes $nil million cash and cash equivalents reclassified as held for sale.
CRH Form 10-Q 32

Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total spend on acquisitions and investments of $2.5 billion in the six months ended June 30, 2024, compared with $0.2 billion for the same period in 2023. Acquisitions completed in 2023 and the first half of 2024 contributed incremental total revenues of $232 million and Adjusted EBITDA of $61 million for the three months ended June 30, 2024 and total revenues of $372 million and Adjusted EBITDA of $96 million for the six months ended June 30, 2024. Cash proceeds from divestitures and disposals of long-lived assets amounted to $1.1 billion for the six months ended June 30, 2024, compared with $42 million for the six months ended June 30, 2023. The total revenues impact of divestitures was a negative $164 million and the impact at an Adjusted EBITDA level was a negative $46 million for the three months ended June 30, 2024. For the six months ended June 30, 2024, the total revenues impact of divestitures was a negative $281 million and the impact at an Adjusted EBITDA level was a negative $70 million.
The U.S. Dollar weakened against most major currencies during the three months ended June 30, 2024, from the comparable period in 2023, resulting in an overall positive currency exchange impact.
Because of the impact of acquisitions, divestitures, currency exchange translation and other non-recurring items on reported results each reporting period, CRH uses organic revenue and organic Adjusted EBITDA as additional performance indicators to assess performance of pre-existing (also referred to as underlying, heritage, like-for-like or ongoing) operations each reporting period.
Organic revenue and organic Adjusted EBITDA are arrived at by excluding the incremental revenue and Adjusted EBITDA contributions from current and prior year acquisitions and divestitures, the impact of exchange translation, and the impact of any one-off items. In Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on pages 28 to 31, changes in organic revenue and organic Adjusted EBITDA are presented as additional measures of revenue and Adjusted EBITDA to provide a greater understanding of the performance of the Company. Organic change % is calculated by expressing the organic movement as a percentage of the prior year reporting period (adjusted for currency exchange effects). A reconciliation of the changes in organic revenue and organic Adjusted EBITDA to the changes in total revenues and Adjusted EBITDA by segment, is presented with the discussion within each segment’s performance in tables contained in the segment discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 24.
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
Total short and long-term debt was $13.1 billion at June 30, 2024, compared to $11.6 billion at December 31, 2023, and $9.7 billion at June 30, 2023. In May 2024, wholly owned subsidiaries of the Company completed the issuance of $750 million 5.20% Senior Notes due 2029 and $750 million 5.40% Senior Notes due 2034. In the six months ended June 30, 2024, a net $0.8 billion of commercial paper was issued across the U.S. Dollar and Euro Commercial Paper Programs. In January 2024, €600 million 1.875% euro Senior Notes were repaid on maturity.
Net Debt* at June 30, 2024, was $10.3 billion, compared to $5.4 billion at December 31, 2023, and $5.7 billion at June 30, 2023. The increase in Net Debt*6compared to December 31, 2023, reflects acquisitions, cash returns to shareholders through dividends and continued share buybacks, as well as the purchase of property, plant and equipment, partially offset by inflows from operating activities and proceeds from the completed divestiture of phases one and two of the European Lime operations. In addition, the Company had restricted cash of $0.9 billion at June 30, 2024, included within restricted cash in the Condensed Consolidated Balance Sheets. This restricted cash consists of amounts held in escrow related to transactions expected to close in a future period, primarily related to amounts payable for the acquisition of Adbri as referenced in Note 4.
CRH continued its ongoing share buyback program in the first six months of 2024 repurchasing approximately 9.4 million ordinary shares for a total consideration of $0.7 billion and the Company is commencing an additional $0.3 billion tranche to be completed no later than November 6, 2024. The Company also made cash dividend payments of $1.2 billion in the first six months of 2024.
Other than items updated in this Quarterly Report, CRH's financial condition and the nature and composition of the Company’s material cash requirements, which include debt service and related interest payments, operating lease obligations, share repurchase commitments and other purchase obligations arising in the normal course of business, have not materially changed from those disclosed in the 2023 Form 10-K.
Cash flows
At June 30, 2024, CRH had cash and cash equivalents and restricted cash of $3.9 billion compared with $4.3 billion at June 30, 2023.
At June 30, 2024, CRH had outstanding total short and long-term debt of $13.1 billion compared with $9.7 billion at June 30, 2023.
Total lease liabilities were $1.5 billion compared with $1.3 billion at June 30, 2023.
At June 30, 2024, CRH had $3.7 billion of undrawn committed facilities which were available until May 2029. At June 30, 2024, CRH had sufficient cash balances to meet all maturing debt obligations for the next 1.0 year and the weighted average maturity of the remaining term debt was 8.1 years.

Cash flows from operating activities

	Six months ended
	June 30
in $ millions	2024	2023
Net cash provided by operating activities	773	963
Net cash provided by operating activities was $0.8 billion for the six months ended June 30, 2024, a decrease of $190 million, compared to the same period in 2023. The decrease in net cash provided by operating activities was primarily due to higher outflows related to working capital which offset an increase in net income.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.6
CRH Form 10-Q 33

Cash flows from investing activities

	Six months ended
	June 30
in $ millions	2024	2023
Net cash used in investing activities	(2,617)	(970)
Net cash used in investing activities was $2.6 billion for the six months ended June 30, 2024, compared to $1.0 billion in the same period for 2023, an increase of $1.6 billion. During the six months ended June 30, 2024, the Company invested $2.5 billion on acquisitions, an increase of $2.3 billion on the same period in 2023. This outflow was partially offset by proceeds from divestitures and disposals of long-lived assets of $1.1 billion, primarily related to the completed divestiture of phases one and two of the European Lime operations and the divestiture of certain operations in Canada. Further to this, capital expenditure totaled $1.1 billion in the first six months of 2024, resulting in an increased outflow of $0.4 billion versus the comparable prior year period.

Cash flows from financing activities

	Six months ended
	June 30
in $ millions	2024	2023
Net cash used in financing activities	(515)	(1,746)
Net cash used in financing activities was $0.5 billion for the six months ended June 30, 2024, a decrease of $1.2 billion compared with the same period in the prior year. Proceeds from debt issuances were $3.4 billion compared to $0.9 billion for the first six months of 2023, an increase of $2.5 billion, which was primarily related to the issuance and sale of $750 million 5.20% Senior Notes due 2029 and $750 million 5.40% Senior Notes due 2034, as well as the issuance of $1.8 billion under the Company’s commercial paper programs in the first half of 2024. Payments on debt in the first half of 2024 were $1.7 billion, primarily the repayment of the €600 million 1.875% euro Senior Notes on maturity in January 2024 as well as the repayment of $1.0 billion issued under the Company’s commercial paper programs. This is compared with $0.8 billion in the prior year relating to the repayment of the €750 million 3.125% euro Senior Notes which were repaid on maturity in April 2023. Dividends paid for the first six months of 2024 were $1.2 billion compared to $0.8 billion in the same period in the prior year. In 2024, the Company moved to quarterly dividends with a payment of both the first and second quarter dividends in the first half of the year in addition to the payment of the 2023 final dividend while the same period in the prior year saw an outflow solely related to the final 2022 dividend. Outflows related to the purchases of common stock were $0.9 billion in the first six months of 2024 compared to $1.0 billion for the same period in 2023.

Debt Facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (available in the Investors section on www.crh.com).

At June 30, 2024, we expect maturities for the next two quarters as follows:
2024 Debt Maturities

Third Quarter (i)	$1.7 billion
Fourth Quarter (ii)	$0.3 billion

(i) Of which $1.5 billion is related to the commercial paper programs.
(ii) Of which $0.3 billion is related to the commercial paper programs.

Unsecured Senior Notes
The main sources of Company debt funding are public bond markets in North America and Europe. See Note 9 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding our debt obligations. In May 2024, wholly owned subsidiaries of the Company completed the issuance and sale of $750 million 5.20% Senior Notes due 2029 and $750 million 5.40% Senior Notes due 2034.

Revolving Credit Facilities
The Company manages its borrowing ability by entering into committed borrowing agreements. The Company’s multi-currency RCF, dated May 2023, is made available from a syndicate of lenders, consisting of a €3.5 billion unsecured, revolving loan facility with maturity in May 2029. See Note 9 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding the RCF. At June 30, 2024, the RCF was undrawn.

Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $12.8 billion in respect of loans and borrowings, bank advances and derivative obligations, and $0.4 billion in respect of letters of credit due within one year at June 30, 2024.

CRH Form 10-Q 34

Commercial Paper Programs
As of June 30, 2024, the Company had a $4.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. As of June 30, 2024, there was $1.3 billion of outstanding issued notes on the U.S. Dollar Commercial Paper Program and $0.5 billion of outstanding issued notes on the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required.

Off-Balance Sheet Arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

Debt Ratings
Our debt ratings and outlooks at June 30, 2024, were as follows:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable

Contractual Obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations, deferred and contingent acquisition consideration and pension scheme contribution commitments at June 30, 2024, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	13,208	3,246	1,711	2,827	5,424
Lease liabilities (ii)	1,948	303	474	295	876
Estimated interest payments on contractually committed debt (iii)	3,789	495	783	622	1,889
Deferred and contingent acquisition consideration	26	21	3	1	1
Purchase obligations (iv)	2,199	1,177	578	218	226
Retirement benefit obligation commitments (v)	20	3	6	5	6
Total (vi)	21,190	5,245	3,555	3,968	8,422
(i)      Of the $13.2 billion short and long-term debt, $0.2 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
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

CRH Form 10-Q 35

Supplemental Guarantor Information
Guarantor Financial Information
As of June 30, 2024, CRH plc (the 'Guarantor') has fully and unconditionally guaranteed $300 million 6.400% Senior Notes due 2033 (i) (the '6.400% Notes') issued by CRH America, Inc. (CRH America), $750 million 5.200% Senior Notes due 2029 (the '5.200% Notes') issued by CRH SMW Finance Designated Activity Company (SMW Finance) and $750 million 5.400% Senior Notes due 2034 (the '5.400% Notes', and together with the 6.400% Notes and the 5.200% Notes, the 'Notes') issued by CRH America Finance, Inc. (America Finance, and together with CRH America and SMW Finance, the 'Issuers').
The Issuers are each 100% owned by CRH plc., directly and indirectly. SMW Finance is an indirect wholly owned finance subsidiary of CRH plc incorporated under the laws of Ireland and a financing vehicle for CRH’s group companies. America Finance is an indirect wholly owned finance subsidiary of CRH plc incorporated under the laws of the State of Delaware and a financing vehicle for CRH’s U.S. operating companies.
Each series of Notes is unsecured and ranks equally with all other present and future unsecured and unsubordinated obligations of the relevant Issuer and CRH plc, subject to exceptions for obligations required by law. Each series of Notes is fully and unconditionally guaranteed by CRH plc as defined in the respective indenture governing each series of Notes. Each guarantee is a full, irrevocable, and unconditional guarantee of the principal, interest, premium, if any, and any other amounts due in respect of the relevant series of Notes given by CRH plc.
(i) Originally issued in September 2003 as $300 million 6.400% Senior Notes due 2033. CRH subsequently acquired $87 million of the 6.400% Notes in liability management exercises in August 2009 and December 2010.
Basis of Presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of June 30, 2024 and as of December 31, 2023 and the Income Statement for the six months ended June 30, 2024, and for the year ended December 31, 2023 of CRH America and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information below. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
The summarized Income Statement information is as follows:

in $ millions	For the six months ended June 30, 2024	For the year ended December 31, 2023
Income from operations before income tax expense and income from equity method investments (i)	103	4,016
- of which relates to transactions with non-obligor subsidiaries	150	4,044
Net income – all of which is attributable to equity holders of the Company	103	4,014
- of which relates to transactions with non-obligor subsidiaries	150	4,044

(i) Revenues and gross profit for the Obligor Group for the six months ended June 30, 2024 and for the year ended December 31, 2023 amounted to $nil million and $nil million, respectively.

The summarized Balance Sheet information is as follows:
	June 30, 2024	December 31, 2023
Current assets	926	1,314
Current assets – of which is due from non-obligor subsidiaries	393	332
Noncurrent assets	3,275	3,655
Noncurrent assets – of which is due from non-obligor subsidiaries	3,275	3,655
Current liabilities	4,105	1,728
Current liabilities – of which is due to non-obligor subsidiaries	2,867	1,706
Noncurrent liabilities	777	2,006

Critical Accounting Policies and Estimates
There have been no material changes during the three months ended June 30, 2024, to our critical accounting policies and/or estimates disclosed in our 2023 Form 10-K.

CRH Form 10-Q 36

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
In particular, the following, among other statements, are all forward looking in nature: plans and expectations regarding drivers of CRH’s performance in 2024, demand outlook, macroeconomic trends in CRH’s markets, government funding initiatives and manufacturing trends, pricing trends, costs and weather patterns; plans and expectations regarding business strategy and cash returns for shareholders, including expectations regarding dividends and share buybacks; plans and expectations regarding CRH’s financial capacity, including our ability to fund acquisitions and meet working capital needs, capital expenditures, dividends, share repurchases, upcoming debt maturities and other liquidity requirements; plans and expectations regarding the timing of our acquisitions and divestments, including with respect to the timing and completion of the divestiture of phase three of the European Lime operations and valuation and purchase price allocation; CRH’s status as a foreign private issuer and transition to U.S. domestic issuer status; and plans and expectations regarding the strategic risks and uncertainties facing CRH.
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

CRH Form 10-Q 37

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at June 30, 2024.
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
At June 30, 2024, of total debt including overdrafts, finance leases and the impact of derivatives, the Company had fixed rate debt of $9.8 billion and floating rate debt of $3.6 billion, representing 73% and 27% respectively. The equivalent figures as at December 31, 2023, were fixed rate debt of $9.1 billion and floating rate debt of $2.7 billion, representing 77% and 23% respectively, and as at June 30, 2023, fixed rate debt of $7.6 billion and floating rate debt of $2.4 billion, representing 76% and 24% respectively. The Company’s interest rate swaps at June 30, 2024, were $1.4 billion, compared to $1.4 billion as at December 31, 2023 and $1.4 billion as at June 30, 2023. Cash and cash equivalents at June 30, 2024, were $3.1 billion, compared to $6.4 billion at December 31, 2023 and $4.3 billion at June 30, 2023, which was all held on short-term deposits and investments.
Sensitivity to interest rate moves
At June 30, 2024, the before-tax earnings and cash flows impact of a 100bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $5 million unfavorable ($37 million favorable at December 31, 2023 and $19 million favorable at June 30, 2023).
Foreign Exchange Rate Risk
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
Where economically feasible, the Company maintains Net Debt*7in the same relative ratio as capital employed to act as an economic hedge of the underlying currency assets. Where it is not feasible to do so, the Company may enter into foreign exchange forward contracts to hedge a portion of the net investment against the effect of exchange rate fluctuations. These transactions are designated as net investment hedges.
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $4.2 billion at June 30, 2024, compared to $1.6 billion at December 31, 2023 and $1.7 billion at June 30, 2023.
Holding all other variables constant, if there was a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding at June 30, 2024, would decrease by approximately $113 million, which would be largely offset by a gain on the foreign currency fluctuation of the underlying exposure being hedged. In comparison, the fair market value of foreign currency contracts outstanding at December 31, 2023 would increase by approximately $2 million and at June 30, 2023, would increase by approximately $13 million, largely offset by a loss on the underlying exposure being hedged.
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

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.7
CRH Form 10-Q 38

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of June 30, 2024. Based on that evaluation, the Chief Executive and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
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

CRH Form 10-Q 39

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each month of the second quarter of fiscal year 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2024	1,780,165	$81.19	1,780,165	9,808,254
May 1 – May 31, 2024	1,366,144	$80.89	1,366,144	59,093,831
June 1 – June 30, 2024	1,217,132	$76.75	1,217,132	57,876,699
Total	4,363,441		4,363,441
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In the second quarter of 2024, the Company returned a further $0.3 billion of cash to shareholders through the repurchase of 4,363,441 Ordinary Shares (equivalent to 0.6% of the Company’s issued share capital). This brought total cash returned to shareholders under the Program to $7.8 billion since its commencement in May 2018. The purchases in the second quarter of 2024 were completed under Tranches 20 and 21.

Date Announced	Max Amount to be Repurchased (in $ millions)	Date Expired
February 29, 2024	300	May 9, 2024
May 10, 2024	300	August 7, 2024

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CRH Form 10-Q 40

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.
Exhibits
3.1    Memorandum and Articles of Association (incorporated by reference to Exhibit 99.1 to the current report on Form 6-K furnished September 25, 2023).
4.5    Indenture, dated as of May 21, 2024, between CRH plc, CRH America Finance, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed May 21, 2024).
4.6    Indenture, dated as of May 21, 2024, between CRH plc, CRH SMW Finance DAC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed May 21, 2024).
4.7    Officer’s Certificate of CRH America Finance, Inc. and CRH plc pursuant to Sections 102 and 301 of the Indenture, dated May 2, 2024, setting forth the terms of the 5.400% Guaranteed Notes due May 21, 2034 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed May 21, 2024).
4.8    Officer’s Certificate of CRH SMW Finance DAC and CRH plc pursuant to Sections 102 and 301 of the Indenture, dated May 21, 2024, setting forth the terms of the 5.200% Guaranteed Notes due May 21, 2029 (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed May 21, 2024).
4.9    Form of 5.400% Guaranteed Notes due May 21, 2034 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed May 21, 2024).
4.10    Form of 5.200% Guaranteed Notes due May 21, 2029 (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed May 21, 2024).
10.6    Rules of the CRH plc 2014 Deferred Share Bonus Plan.
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
CRH Form 10-Q 41

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRH public limited company (Registrant)
/s/ Jim Mintern
Jim Mintern
Chief Financial Officer and Duly Authorized Officer
August 8, 2024

CRH Form 10-Q 42