Form 10-Q
period 2024-09-30
CRH PUBLIC LTD CO
filed 2024-11-07
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
☐ Yes      ☒ No
As of October 25, 2024, the number of outstanding Ordinary Shares was 679,336,658.686,67

EXPLANATORY NOTE
CRH plc (together with its consolidated subsidiaries, the 'Company', 'CRH', the 'Group', 'we', 'us' or 'our'), a corporation organized under the laws of the Republic of Ireland, previously determined, as of June 30, 2024 (including as a result of more than 50% of its Ordinary Shares being held by U.S. residents), that it will no longer qualify as a foreign private issuer as defined under the U.S. Securities Exchange Act of 1934 (the 'Exchange Act'). Effective as of January 1, 2025 CRH will be considered a U.S. domestic issuer.

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
References to the '2023 Form 10-K' are to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 and amended on March 15, 2024. References to this 'Quarterly Report' are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024. All references to the 'Condensed Consolidated Financial Statements' are to Part I, Item 1 of this Quarterly Report. All references to the ‘same period in 2023’ refer to either the three months ended September 30, 2023 or the nine months ended September 30, 2023, as applicable, unless otherwise indicated.
References to the 'Ordinary Shares' and 'Common Shares' refer to our ordinary shares of €0.32 each.
CRH Form 10-Q 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except share and per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2024	2023	2024	2023
Product revenues	7,482	7,157	20,158	19,926
Service revenues	3,033	2,971	6,544	6,338
Total revenues	10,515	10,128	26,702	26,264
Cost of product revenues	(3,674)	(3,609)	(11,010)	(11,285)
Cost of service revenues	(2,782)	(2,756)	(6,151)	(5,967)
Total cost of revenues	(6,456)	(6,365)	(17,161)	(17,252)
Gross profit	4,059	3,763	9,541	9,012
Selling, general and administrative expenses	(2,184)	(1,990)	(5,919)	(5,647)
Gain on disposal of long-lived assets	89	15	199	38
Operating income	1,964	1,788	3,821	3,403
Interest income	33	62	112	138
Interest expense	(164)	(131)	(452)	(285)
Other nonoperating income, net	62	1	246	3
Income from operations before income tax expense and income from equity method investments	1,895	1,720	3,727	3,259
Income tax expense	(531)	(416)	(942)	(781)
Income from equity method investments	25	14	27	21
Net income	1,389	1,318	2,812	2,499
Net (income) attributable to redeemable noncontrolling interests	(9)	(9)	(21)	(21)
Net (income) attributable to noncontrolling interests	(4)	(3)	(2)	(1)
Net income attributable to CRH plc	1,376	1,306	2,789	2,477

Earnings per share attributable to CRH plc
Basic	$1.99	$1.81	$4.03	$3.36
Diluted	$1.97	$1.80	$4.00	$3.34

Weighted average common shares outstanding
Basic	681.6	718.2	685.0	731.8
Diluted	685.5	722.1	690.0	736.6
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 2

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in $ millions)

	Three months ended		Nine months ended
	September 30		September 30
	2024	2023	2024	2023
Net income	1,389	1,318	2,812	2,499
Other comprehensive income (loss), net of tax:
Currency translation adjustment	363	(130)	166	17
Net change in fair value of effective portion of cash flow hedges, net of tax of $6 million and $2 million for the three months ended September 30, 2024 and September 30, 2023, respectively; and $8 million and $(1) million for the nine months ended September 30, 2024 and September 30, 2023, respectively	(8)	(20)	(26)	4
Actuarial losses and prior service costs for pension and other postretirement plans, net of tax of $(1) million and $nil million for the three months ended September 30, 2024 and September 30, 2023, respectively; and $nil million and $nil million for the nine months ended September 30, 2024 and September 30, 2023, respectively	(7)	(1)	(8)	(4)
Other comprehensive income (loss)	348	(151)	132	17
Comprehensive income	1,737	1,167	2,944	2,516
Comprehensive (income) attributable to redeemable noncontrolling interests	(9)	(9)	(21)	(21)
Comprehensive (income) loss attributable to noncontrolling interests	(38)	10	(17)	6
Comprehensive income attributable to CRH plc	1,690	1,168	2,906	2,501
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 3

Condensed Consolidated Balance Sheets (Unaudited)
(in $ millions, except share data)

	September 30	December 31	September 30
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	2,978	6,341	5,722
Restricted cash	102	–	–
Accounts receivable, net	6,422	4,507	5,972
Inventories	4,644	4,291	4,191
Assets held for sale	–	1,268	–
Other current assets	694	478	430
Total current assets	14,840	16,885	16,315
Property, plant and equipment, net	21,289	17,841	18,103
Equity method investments	929	620	665
Goodwill	10,906	9,158	9,545
Intangible assets, net	1,105	1,041	1,074
Operating lease right-of-use assets, net	1,322	1,292	1,237
Other noncurrent assets	830	632	692
Total assets	51,221	47,469	47,631

Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	2,963	3,149	2,954
Accrued expenses	2,513	2,296	2,457
Current portion of long-term debt	3,218	1,866	1,860
Operating lease liabilities	271	255	245
Liabilities held for sale	–	375	–
Other current liabilities	1,703	2,072	1,675
Total current liabilities	10,668	10,013	9,191
Long-term debt	10,672	9,776	9,535
Deferred income tax liabilities	3,168	2,738	3,050
Noncurrent operating lease liabilities	1,117	1,125	1,065
Other noncurrent liabilities	2,430	2,196	2,142
Total liabilities	28,055	25,848	24,983
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	361	333	320
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of September 30, 2024, December 31, 2023, and September 30, 2023	1	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 721,319,880, 734,519,598 and 750,725,468 issued and outstanding, as of September 30, 2024, December 31, 2023, and September 30, 2023 respectively	291	296	302
Treasury stock, at cost (41,493,074, 42,419,281 and 41,554,960 shares as of September 30, 2024, December 31, 2023 and September 30, 2023 respectively)	(2,141)	(2,199)	(2,132)
Additional paid-in capital	392	454	423
Accumulated other comprehensive loss	(499)	(616)	(763)
Retained earnings	23,831	22,918	23,936
Total shareholders’ equity attributable to CRH plc shareholders	21,875	20,854	21,767
Noncontrolling interests	930	434	561
Total equity	22,805	21,288	22,328
Total liabilities, redeemable noncontrolling interests and equity	51,221	47,469	47,631
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 4

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Nine months ended
	September 30
	2024	2023
Cash Flows from Operating Activities:
Net income	2,812	2,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,288	1,187
Share-based compensation	96	92
Gains on disposals from businesses and long-lived assets, net	(389)	(38)
Deferred tax expense	195	108
Income from equity method investments	(27)	(21)
Pension and other postretirement benefits net periodic benefit cost	27	22
Non-cash operating lease costs	188	212
Other items, net	(17)	33
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(1,527)	(1,643)
Inventories	(45)	62
Accounts payable	(276)	(30)
Operating lease liabilities	(218)	(204)
Other assets	(311)	(5)
Other liabilities	498	354
Pension and other postretirement benefits contributions	(35)	(34)
Net cash provided by operating activities	2,259	2,594

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,635)	(1,175)
Acquisitions, net of cash acquired	(3,853)	(561)
Proceeds from divestitures and disposals of long-lived assets	1,180	64
Dividends received from equity method investments	22	23
Settlements of derivatives	(21)	3
Deferred divestiture consideration received	82	5
Other investing activities, net	(180)	(88)
Net cash used in investing activities	(4,405)	(1,729)

CRH Form 10-Q 5

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Nine months ended
	September 30
	2024	2023
Cash Flows from Financing Activities:
Proceeds from debt issuances	3,452	2,687
Payments on debt	(1,854)	(940)
Settlements of derivatives	34	5
Payments of finance lease obligations	(37)	(18)
Deferred and contingent acquisition consideration paid	(16)	(8)
Dividends paid	(1,469)	(761)
Distributions to noncontrolling and redeemable noncontrolling interests	(33)	(35)
Repurchases of common stock	(1,224)	(2,031)
Proceeds from exercise of stock options	3	4
Net cash used in financing activities	(1,144)	(1,097)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(20)	18
Decrease in cash and cash equivalents, including restricted cash	(3,310)	(214)
Cash and cash equivalents and restricted cash at the beginning of period	6,390	5,936
Cash and cash equivalents and restricted cash at the end of period	3,080	5,722

Supplemental cash flow information:
Cash paid for interest (including finance leases)	372	244
Cash paid for income taxes	654	620

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents presented in the Condensed Consolidated Balance Sheets	2,978	5,722
Restricted cash presented in the Condensed Consolidated Balance Sheets	102	–
Total cash and cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows	3,080	5,722
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 6

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	0.9	$1	725.1	$292	(41.5)	($2,143)	$359	($813)	$23,030	$20,726	$390	$21,116
Net income	–	–	–	–	–	–	–	–	1,376	1,376	4	1,380
Other comprehensive income	–	–	–	–	–	–	–	314	–	314	34	348
Share-based compensation	–	–	–	–	–	–	33	–	–	33	–	33
Repurchases and retirement of common stock	–	–	(3.8)	(1)	–	–	–	–	(316)	(317)	–	(317)
Shares issued under employee share plans	–	–	–	–	–	2	–	–	2	4	–	4
Dividends declared on common stock	–	–	–	–	–	–	–	–	(238)	(238)	–	(238)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(5)	(5)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	507	507
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(23)	(23)	–	(23)
Balance at September 30, 2024	0.9	$1	721.3	$291	(41.5)	($2,141)	$392	($499)	$23,831	$21,875	$930	$22,805
For the three months ended September 30, 2024, dividends declared on common stock were $0.35 per common share.

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
Net income	–	–	–	–	–	–	–	–	2,789	2,789	2	2,791
Other comprehensive income	–	–	–	–	–	–	–	117	–	117	15	132
Share-based compensation	–	–	–	–	–	–	96	–	–	96	–	96
Repurchases of common stock	–	–	–	–	(2.6)	(179)	–	–	–	(179)	–	(179)
Repurchases and retirement of common stock	–	–	(13.2)	(5)	–	–	–	–	(1,040)	(1,045)	–	(1,045)
Shares issued under employee share plans	–	–	–	–	3.5	237	(158)	–	(87)	(8)	–	(8)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(719)	(719)	–	(719)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(10)	(10)
Divestiture of noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(18)	(18)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	507	507
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(30)	(30)	–	(30)
Balance at September 30, 2024	0.9	$1	721.3	$291	(41.5)	($2,141)	$392	($499)	$23,831	$21,875	$930	$22,805
For the nine months ended September 30, 2024, dividends declared on common stock were $1.05 per common share.

CRH Form 10-Q 7

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	0.9	$1	752.1	$302	(24.2)	($1,140)	$391	($625)	$22,892	$21,821	$575	$22,396
Net income	–	–	–	–	–	–	–	–	1,306	1,306	3	1,309
Other comprehensive loss	–	–	–	–	–	–	–	(138)	–	(138)	(13)	(151)
Share-based compensation	–	–	–	–	–	–	32	–	–	32	–	32
Repurchases of common stock	–	–	–	–	(17.5)	(993)	–	–	–	(993)	–	(993)
Repurchases and retirement of common stock	–	–	(1.4)	–	–	–	–	–	(79)	(79)	–	(79)
Shares issued under employee share plans	–	–	–	–	0.1	1	–	–	–	1	–	1
Dividends declared on common stock	–	–	–	–	–	–	–	–	(177)	(177)	–	(177)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(4)	(4)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(6)	(6)	–	(6)
Balance at September 30, 2023	0.9	$1	750.7	$302	(41.6)	($2,132)	$423	($763)	$23,936	$21,767	$561	$22,328
For the three months ended September 30, 2023, dividends declared on common stock were $0.25 per common share.

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH plc Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	0.9	$1	752.1	$302	(7.7)	($297)	$443	($787)	$22,495	$22,157	$575	$22,732
Net income	–	–	–	–	–	–	–	–	2,477	2,477	1	2,478
Other comprehensive income	–	–	–	–	–	–	–	24	–	24	(7)	17
Share-based compensation	–	–	–	–	–	–	92	–	–	92	–	92
Repurchases of common stock	–	–	–	–	(37.4)	(1,952)	–	–	–	(1,952)	–	(1,952)
Repurchases and retirement of common stock	–	–	(1.4)	–	–	–	–	–	(79)	(79)	–	(79)
Shares issued under employee share plans	–	–	–	–	3.5	117	(112)	–	(1)	4	–	4
Dividends declared on common stock	–	–	–	–	–	–	–	–	(938)	(938)	–	(938)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(8)	(8)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(18)	(18)	–	(18)
Balance at September 30, 2023	0.9	$1	750.7	$302	(41.6)	($2,132)	$423	($763)	$23,936	$21,767	$561	$22,328
For the nine months ended September 30, 2023, dividends declared on common stock were $1.28 per common share.

The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 8

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of significant accounting policies
1.1. Description of business
CRH plc (the 'Company') is a multinational company that operates in the building materials industry, providing essential products and services for construction projects primarily in North America and Europe. The Company is one of the largest suppliers of building materials globally, and is a major producer of aggregates, cement, readymixed concrete, asphalt, paving and construction services, and value-added building products. The Company provides solutions to a wide range of customers, including contractors, builders, engineers, infrastructure developers, and the residential market.
1.2. Basis of presentation and use of estimates
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited Consolidated Financial Statements and related notes thereto included in the Company’s 2023 Annual Report on Form 10-K. In the opinion of our management, these statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods and at the dates presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K.
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
1.3. Restricted cash
Restricted cash consists of amounts held in escrow designated for the purchase of like-kind exchange replacement assets under Section 1031 of the U.S. Internal Revenue Code.
1.4. New accounting standards
Refer to Note 1.25 in the 2023 Annual Report on Form 10-K for impacts of new accounting standards. There were no material impacts from the adoption of new accounting standards for the nine months ended September 30, 2024.
CRH Form 10-Q 9

2. Revenue
The Company disaggregates revenue based on its operating and reportable segments. The Company’s operating and reportable segments are: (1) Americas Materials Solutions, (2) Americas Building Solutions, (3) Europe Materials Solutions, and (4) Europe Building Solutions.
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
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	Three months ended September 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	1,390	–	1,363	–	2,753
Road Solutions (i)	3,909	–	1,432	–	5,341
Building & Infrastructure Solutions (ii)	–	705	–	488	1,193
Outdoor Living Solutions	–	1,052	–	176	1,228
Total revenues	5,299	1,757	2,795	664	10,515

	Three months ended September 30, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	1,326	–	1,286	–	2,612
Road Solutions (i)	3,754	–	1,331	–	5,085
Building & Infrastructure Solutions (ii)	–	687	–	520	1,207
Outdoor Living Solutions	–	1,051	–	173	1,224
Total revenues	5,080	1,738	2,617	693	10,128

	Nine months ended September 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	3,605	–	3,560	–	7,165
Road Solutions (i)	8,302	–	3,652	–	11,954
Building & Infrastructure Solutions (ii)	–	1,933	–	1,509	3,442
Outdoor Living Solutions	–	3,633	–	508	4,141
Total revenues	11,907	5,566	7,212	2,017	26,702

	Nine months ended September 30, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Principal activities and products
Essential Materials	3,388	–	3,764	–	7,152
Road Solutions (i)	7,751	–	3,645	–	11,396
Building & Infrastructure Solutions (ii)	–	1,935	–	1,679	3,614
Outdoor Living Solutions	–	3,612	–	490	4,102
Total revenues	11,139	5,547	7,409	2,169	26,264

CRH Form 10-Q 10

(i) Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time was:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Americas Materials Solutions	2,333	2,259	4,665	4,360
Europe Materials Solutions	572	570	1,439	1,501
Total revenue from contracts with customers	2,905	2,829	6,104	5,861

(ii) Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time was:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Americas Building Solutions	17	19	66	53
Europe Building Solutions	111	123	374	424
Total revenue from contracts with customers	128	142	440	477
Contract assets were $1,004 million, $716 million and $1,005 million and contract liabilities were $495 million, $439 million and $404 million, at September 30, 2024, December 31, 2023 and September 30, 2023, respectively. The Company recognized revenue of $382 million and $328 million for the nine months ended September 30, 2024, and September 30, 2023, respectively, which was previously included in the contract liability balance at December 31, 2023 and December 31, 2022, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts at September 30, 2024, December 31, 2023 and September 30, 2023 amounting to $752 million and $252 million, $471 million and $245 million, and $790 million and $215 million, respectively. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On September 30, 2024, the Company had $4,069 million of transaction price allocated to remaining performance obligations. The majority of open contracts at September 30, 2024 are expected to close and revenue to be recognized within 12 months of the balance sheet date.
3. Assets held for sale and divestitures
In November 2023, the Company entered into a sales agreement with SigmaRoc plc to divest of its Lime operations in Europe for consideration of $1.1 billion. The transaction was structured in three phases. The first phase of the transaction, comprising the Company’s Lime operations in Germany, Czech Republic and Ireland, closed on January 1, 2024 and the second phase comprising the operations in the United Kingdom, closed on March 27, 2024. The third phase, comprising the operations in Poland previously classified as held for sale, closed on August 30, 2024. In total, the divestiture resulted in a pretax gain of $163 million which is included in Other nonoperating income, net in the Condensed Consolidated Statements of Income. The results of the divested operations and the gain on divestiture are reported in the Europe Materials Solutions segment.
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
On July 1, 2024, the Company acquired approximately 57% of the issued share capital of Adbri (the 'Adbri' acquisition), a materials business in Australia, for a total consideration of $802 million. The Adbri acquisition is reported in the Europe Materials Solutions segment.
During the nine months ended September 30, 2024, the Company completed the acquisition of 28 companies. The total cash consideration for these acquisitions net of cash acquired, was $3,853 million. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions at September 30, 2024 were:

in $ millions	Adbri	Hunter	Other acquisitions (i)	Total
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	15	–	8	23
Accounts receivable, net	158	–	80	238
Inventories	136	70	42	248
Other current assets	4	2	2	8
Property, plant and equipment, net	1,361	1,070	431	2,862
Equity method investments	366	–	–	366
Intangible assets, net	4	2	75	81
Operating lease right-of-use assets, net	18	12	28	58
Accounts payable	17	-	24	41
Accrued expenses	63	6	8	77
Operating lease liabilities	18	12	28	58
Long-term debt	519	–	9	528
Deferred income tax liabilities	208	–	21	229
Other liabilities	172	7	35	214
Total identifiable net assets at fair value	1,065	1,131	541	2,737
Goodwill	244	975	489	1,708
Noncontrolling interests	(507)	–	–	(507)
Total consideration	802	2,106	1,030	3,938

Consideration satisfied by:
Cash payments	802	2,106	968	3,876
Asset exchange	–	–	41	41
Deferred consideration (stated at net present cost)	–	–	10	10
Contingent consideration	–	–	11	11
Total consideration	802	2,106	1,030	3,938

Acquisitions of businesses, net of cash acquired
Cash consideration	802	2,106	968	3,876
Less: cash and cash equivalents acquired	(15)	–	(8)	(23)
Total outflow in the Condensed Consolidated Statements of Cash Flows	787	2,106	960	3,853
(i)    Other acquisitions are aggregated on the basis of individual immateriality.
As a result of the acquisitions completed through September 30, 2024, the Company recognized $81 million of amortizable intangible assets and $1,708 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in the nine months ended September 30, 2024, $1,379 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of seven years.

CRH Form 10-Q 12

Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with completed acquisitions. The Company incurred the following acquisition-related costs:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Adbri	22	–	22	–
Hunter	1	–	23	–
Other acquisitions	5	4	7	6
Total acquisition-related costs	28	4	52	6

The post-acquisition impact of acquisitions completed during the financial period on the Company’s results for the period ended September 30 was:

in $ millions	2024	2023
Revenue	733	114
Net loss attributable to CRH plc (i)	(3)	(7)
(i) Net loss amount excludes acquisition-related costs that arose during the nine months ended September 30, 2024, and September 30, 2023.

Pro forma results of operations for the current year acquisitions, as if they were combined as of January 1, 2023, have not been presented because they are not material to the Condensed Consolidated Financial Statements.
5. Accounts receivable, net
Accounts receivable, net, were:

	September 30	December 31	September 30
in $ millions	2024	2023	2023
Trade receivables	5,106	3,574	4,766
Construction contract assets	1,004	716	1,005
Total accounts receivable	6,110	4,290	5,771
Less: allowance for credit losses	(151)	(149)	(139)
Other current receivables	463	366	340
Total accounts receivable, net	6,422	4,507	5,972
Of the total Accounts receivable, net balances $58 million, $27 million and $33 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, were due from equity method investments.

The changes in the allowance for credit losses were:

in $ millions	2024	2023
At January 1	149	125
Charge-offs	(8)	(9)
Provision for credit losses	5	23
Foreign currency translation and other	5	–
At September 30	151	139
6. Inventories
Inventories were:

	September 30	December 31	September 30
in $ millions	2024	2023	2023
Raw materials	2,182	1,865	2,007
Work-in-process	246	186	175
Finished goods	2,216	2,240	2,009
Total inventories	4,644	4,291	4,191
CRH Form 10-Q 13

7. Goodwill
The changes in the carrying amount of goodwill were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,362	627	9,158
Acquisitions	1,270	160	281	(3)	1,708
Foreign currency translation adjustment	(11)	1	38	12	40
Divestitures	–	–	(201)	–	(201)
Reclassified from held for sale	–	–	201	–	201
Carrying value, September 30, 2024	5,676	2,913	1,681	636	10,906

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2022	4,407	2,517	1,763	512	9,199
Acquisitions	34	240	38	86	398
Foreign currency translation adjustment	8	(5)	57	29	89
Impairment charge for the year	(32)	–	(295)	–	(327)
Reclassified as held for sale	–	–	(201)	–	(201)
Carrying value, December 31, 2023	4,417	2,752	1,362	627	9,158

in $ millions	Americas Materials Solutions	Americas Building Solutions	Europe Materials Solutions	Europe Building Solutions	Total
Carrying value, December 31, 2022	4,407	2,517	1,763	512	9,199
Acquisitions	15	237	28	74	354
Foreign currency translation adjustment	1	1	(6)	(4)	(8)
Carrying value, September 30, 2023	4,423	2,755	1,785	582	9,545
There were no charges for goodwill impairment in the nine months ended September 30, 2024 and September 30, 2023.

CRH Form 10-Q 14

8. Additional financial information
Other current assets were:

	September 30	December 31	September 30
in $ millions	2024	2023	2023
Prepayments	323	285	290
Other financial assets	163	–	–
Other	208	193	140
Total other current assets	694	478	430

Other noncurrent assets were:

	September 30	December 31	September 30
in $ millions	2024	2023	2023
Pension assets	296	271	358
Other	534	361	334
Total other noncurrent assets	830	632	692

Accrued expenses were:

	September 30	December 31	September 30
in $ millions	2024	2023	2023
Accrued payroll and employee benefits	1,048	1,066	984
Other accruals	1,465	1,230	1,473
Total accrued expenses	2,513	2,296	2,457

Other current liabilities were:

	September 30	December 31	September 30
in $ millions	2024	2023	2023
Dividends payable	–	750	177
Construction contract liabilities	495	439	404
Insurance liability	178	171	168
Income tax payable	148	129	196
Asset retirement obligations	74	50	65
Finance lease liability	60	31	25
Other	748	502	640
Total other current liabilities	1,703	2,072	1,675

Other noncurrent liabilities were:

	September 30	December 31	September 30
in $ millions	2024	2023	2023
Income tax payable	816	712	635
Asset retirement obligations	325	310	352
Finance lease liability	168	86	71
Pension liability	257	254	276
Insurance liability	266	260	266
Other	598	574	542
Total other noncurrent liabilities	2,430	2,196	2,142

CRH Form 10-Q 15

9. Debt
Long-term debt was:

		September 30	December 31	September 30
in $ millions	Effective interest rate	2024	2023	2023
Long-term debt
(U.S. Dollar denominated unless otherwise noted)
0.875% euro Senior Notes due 2023	0.92%	–	–	530
1.875% euro Senior Notes due 2024	2.02%	–	663	636
3.875% Senior Notes due 2025	3.93%	1,250	1,250	1,250
1.250% euro Senior Notes due 2026	1.25%	840	829	795
3.400% Senior Notes due 2027	3.49%	600	600	600
4.000% euro Senior Notes due 2027	4.13%	560	553	530
3.950% Senior Notes due 2028	4.07%	900	900	900
1.375% euro Senior Notes due 2028	1.42%	672	663	636
5.200% Senior Notes due 2029	5.30%	750	-	-
4.125% Sterling Senior Notes due 2029	4.22%	536	509	490
1.625% euro Senior Notes due 2030	1.72%	840	829	795
4.000% euro Senior Notes due 2031	4.10%	840	829	795
6.400% Senior Notes due 2033 (i)	6.43%	213	213	213
5.400% Senior Notes due 2034	5.52%	750	–	–
4.250% euro Senior Notes due 2035	4.38%	840	829	795
5.125% Senior Notes due 2045	5.25%	500	500	500
4.400% Senior Notes due 2047	4.44%	400	400	400
4.500% Senior Notes due 2048	4.63%	600	600	600
PHP interest bearing loan due 2027	6.05%	407	396	400
AUD interest bearing loan due 2029	5.10%	565	–	–
U.S. Dollar Commercial Paper	5.47%	1,295	1,002	260
Euro Commercial Paper	3.69%	383	–	159
Other		66	37	6
Unamortized discounts and debt issuance costs		(70)	(67)	(68)
Total long-term debt (ii)		13,737	11,535	11,222
Less: current portion of long-term debt (iii)		(3,065)	(1,759)	(1,687)
Long-term debt		10,672	9,776	9,535
(i)    The $300 million 6.400% Senior Notes were issued in September 2003, and at the time of issuance the Senior Notes were partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued Senior Notes were acquired by the Company as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Condensed Consolidated Balance Sheets was $27 million, $30 million, and $30 million at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.
(ii)    Of the Company’s nominal fixed rate debt at September 30, 2024, December 31, 2023, and September 30, 2023, $1,375 million was hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal floating rate debt at September 30, 2024, December 31, 2023, and September 30, 2023, AUD300 million, AUDnil million, and AUDnil million, respectively, was hedged to fixed rates using interest rate swaps.
(iii)    Excludes borrowings from bank overdrafts of $153 million, $107 million and $173 million, which are recorded within Current portion of long-term debt in the Condensed Consolidated Balance Sheets at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.
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
In the event of a change-of-control repurchase event, the Company is obligated to offer repurchase options for the 3.875% Senior Notes due 2025, 3.400% Senior Notes due 2027, 3.950% Senior Notes due 2028, 5.200% Senior Notes due 2029, 5.400% Senior Notes due 2034, 5.125% Senior Notes due 2045, 4.400% Senior Notes due 2047, and 4.500% Senior Notes due 2048. This repurchase involves a cash payment equal to 101% of the principal amount, along with any accrued and unpaid interest.
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
CRH Form 10-Q 16

Australian (AUD) Debt:
In July 2024, the Company acquired Adbri Ltd who have committed credit agreements with a range of banks and credit institutions totaling AUD940 million. The Company does not provide a guarantee for these facilities. The funds drawn from these facilities carry a combination of fixed and floating interest rates.
Philippines (PHP) Debt:
In March 2017, the Company's subsidiary, Republic Cement & Building Materials, Inc., entered into a credit arrangement with the Bank of the Philippine Islands. The Company does not provide a guarantee for this facility. The initial credit agreement provided for total commitments of PHP12.5 billion for a ten-year term, which was later expanded to PHP22.5 billion. The funds drawn from this facility carry a combination of fixed and floating interest rates.
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
The deferred financing costs associated with the RCF were $6 million at September 30, 2024. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
At September 30, 2024, December 31, 2023, and September 30, 2023, there were no outstanding borrowings or letters of credit issued under this facility and the undrawn committed facilities available to be drawn by the Company at September 30, 2024 were $3,919 million (€3,500 million equivalent).
The RCF includes customary terms and conditions for investment-grade borrowers. There are no financial covenants.
At September 30, 2024, the Company had a $4,000 million U.S. Dollar Commercial Paper Program and a €1,500 million Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S. Dollar. The amount of commercial paper outstanding does not reduce available capacity under the RCF. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to September 30, 2024 are as follows:

in $ millions	Remainder of 2024	2025	2026	2027	2028	2029 and thereafter	Total
Long-term debt maturities	1,757	1,334	1,612	1,159	1,559	6,316	13,737

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
The carrying values of the Company’s Long-term debt were $13,737 million, $11,535 million, and $11,222 million at September 30, 2024, December 31, 2023, and September 30, 2023, respectively. The fair values of the Company’s Long-term debt were $13,599 million, $11,337 million, and $10,471 million at September 30, 2024, December 31, 2023, and September 30, 2023, respectively. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The Redeemable noncontrolling interests included in the Condensed Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of Redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.23% and 7.16%.
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
The summary of the income tax expense from operations was:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Total tax expense	531	416	942	781
Effective income tax rate	28%	24%	25%	24%
The increase in the effective tax rate for this quarter in comparison to the three months ended September 30, 2023 is mainly driven by the timing of discrete items occurring throughout the year, including non-deductible acquisition-related costs in the third quarter. The increase in the year-to-date compared to the nine months ended September 30, 2023 is mainly driven by a change in the mix of income earned in jurisdictions with a higher rate of tax and non-deductible acquisition-related costs which is partially offset by items arising in the first quarter (being the movement in tax provisions, a tax deduction for share-based compensation and the largely tax-exempt divestiture of phases one and two of the European Lime operations).
12. Earnings per share (EPS)
The calculation of basic and diluted earnings per share was:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions, except share and per share data	2024	2023	2024	2023
Numerator
Net income	1,389	1,318	2,812	2,499
Net (income) attributable to redeemable noncontrolling interests	(9)	(9)	(21)	(21)
Net (income) attributable to noncontrolling interests	(4)	(3)	(2)	(1)
Adjustment of redeemable noncontrolling interests to redemption value	(23)	(6)	(30)	(18)
Net income attributable to CRH plc for EPS - basic and diluted	1,353	1,300	2,759	2,459

Denominator
Weighted average common shares outstanding - basic (i)	681.6	718.2	685.0	731.8
Effect of dilutive employee share awards (ii)	3.9	3.9	5.0	4.8
Weighted average common shares outstanding - diluted	685.5	722.1	690.0	736.6

Earnings per share attributable to CRH plc
Basic	$1.99	$1.81	$4.03	$3.36
Diluted	$1.97	$1.80	$4.00	$3.34
(i) The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury Stock given that these shares do not rank for dividend.
(ii) Common shares that would only be issued contingent on certain conditions totaling 3,919,037 at September 30, 2024 and 5,336,581 at September 30, 2023 are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the period presented.
CRH Form 10-Q 18

13. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance at June 30, 2024	(617)	(65)	(131)	(813)
Other comprehensive income (loss) before reclassifications	363	(9)	–	354
Amounts reclassified from Accumulated other comprehensive loss	–	1	(7)	(6)
Net current-period other comprehensive income (loss)	363	(8)	(7)	348
Other comprehensive (income) attributable to noncontrolling interests	(34)	–	–	(34)
Balance at September 30, 2024	(288)	(73)	(138)	(499)

Balance at December 31, 2023	(439)	(47)	(130)	(616)
Other comprehensive income (loss) before reclassifications	205	(46)	–	159
Amounts reclassified from Accumulated other comprehensive loss	(39)	20	(8)	(27)
Net current-period other comprehensive income (loss)	166	(26)	(8)	132
Other comprehensive (income) attributable to noncontrolling interests	(15)	–	–	(15)
Balance at September 30, 2024	(288)	(73)	(138)	(499)

Balance at June 30, 2023	(605)	5	(25)	(625)
Other comprehensive (loss) before reclassifications	(130)	(23)	–	(153)
Amounts reclassified from Accumulated other comprehensive loss	–	3	(1)	2
Net current-period other comprehensive (loss)	(130)	(20)	(1)	(151)
Other comprehensive loss attributable to noncontrolling interests	13	–	–	13
Balance at September 30, 2023	(722)	(15)	(26)	(763)

Balance at December 31, 2022	(746)	(19)	(22)	(787)
Other comprehensive income (loss) before reclassifications	17	(12)	-	5
Amounts reclassified from Accumulated other comprehensive loss	–	16	(4)	12
Net current-period other comprehensive income (loss)	17	4	(4)	17
Other comprehensive loss attributable to noncontrolling interests	7	–	–	7
Balance at September 30, 2023	(722)	(15)	(26)	(763)

The amounts reclassified from Accumulated other comprehensive loss to income were:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Cash flow hedges
Cost of product revenues	1	4	23	21
Income tax benefit	–	(1)	(3)	(5)
Total	1	3	20	16
Pension and other postretirement plans
Other nonoperating income, net	(6)	(1)	(8)	(4)
Income tax benefit	(1)	–	–	–
Total	(7)	(1)	(8)	(4)
Reclassifications from Accumulated other comprehensive loss to income	(6)	2	12	12

CRH Form 10-Q 19

14. Segment information
The Company has the following four operating and reportable segments:
Americas Materials Solutions;
Americas Building Solutions;
Europe Materials Solutions; and
Europe Building Solutions.
The Americas Materials Solutions segment provides solutions for the construction and maintenance of public infrastructure, commercial and residential buildings in North America. The primary materials produced by this segment include aggregates, cement, readymixed concrete and asphalt. This segment also provides paving and construction services for customers.
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
The Europe Materials Solutions segment provides solutions for the construction of public infrastructure, commercial and residential buildings to customers in construction markets primarily in Europe. The primary materials produced in this segment include aggregates, cement, readymixed concrete, asphalt and concrete products.
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
The key performance measures for the Company’s reportable segments were:

	Revenues
	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Americas Materials Solutions	5,299	5,080	11,907	11,139
Americas Building Solutions	1,757	1,738	5,566	5,547
Europe Materials Solutions	2,795	2,617	7,212	7,409
Europe Building Solutions	664	693	2,017	2,169
Total revenues	10,515	10,128	26,702	26,264

	Adjusted EBITDA
	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Americas Materials Solutions	1,484	1,284	2,692	2,184
Americas Building Solutions	355	391	1,139	1,166
Europe Materials Solutions	553	446	1,142	1,029
Europe Building Solutions	62	69	181	211
Total Adjusted EBITDA	2,454	2,190	5,154	4,590

CRH Form 10-Q 20

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Adjusted EBITDA	2,454	2,190	5,154	4,590
Depreciation, depletion and amortization	(467)	(402)	(1,288)	(1,187)
Interest income	33	62	112	138
Interest expense	(164)	(131)	(452)	(285)
Gain on divestitures and unrealized gains on investments (i)	59	–	242	–
Pension income excluding current service cost component (i)	1	1	3	3
Other interest, net (i)	2	–	1	–
Substantial acquisition-related costs	(23)	–	(45)	–
Income from operations before income tax expense and income from equity method investments	1,895	1,720	3,727	3,259
(i) Gain on divestitures and unrealized gains on investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income, net in the Condensed Consolidated Statements of Income.

Depreciation, depletion and amortization for each of the segments were:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Americas Materials Solutions	213	195	611	576
Americas Building Solutions	85	73	249	221
Europe Materials Solutions	145	112	357	324
Europe Building Solutions	24	22	71	66
Total depreciation, depletion and amortization	467	402	1,288	1,187
15. Pension and other postretirement benefits
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost (income) recognized in the Condensed Consolidated Statements of Income for the Pension and Other Postretirement Benefit (OPEB) Plans were:

	U.S.				Non-U.S.
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30		September 30		September 30		September 30
in $ millions	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	–	–	–	–	10	9	30	25
Interest cost	6	6	18	18	22	23	64	69
Expected return on assets	(5)	(5)	(15)	(15)	(23)	(23)	(67)	(69)
Amortization of:
Past service credit	–	–	–	–	(3)	(3)	(9)	(9)
Actuarial loss	1	1	3	3	1	–	3	–
Settlement gain (i)	–	–	–	–	–	–	(3)	–
Net periodic benefit cost (ii) (iii)	2	2	6	6	7	6	18	16
(i)     Settlement gain of $3 million relates to pension plans divested as part of the sale of the Company's Lime operations in Europe and is included in gain on divestitures and unrealized gains on investments, within Other nonoperating income, net.
(ii) Includes net periodic benefit cost of $1 million and $1 million related to OPEB plans for the three months ended September 30, 2024 and September 30, 2023, and $3 million and $3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
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
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Condensed Consolidated Balance Sheets before intragroup eliminations with other CRH plc companies were:

	September 30	December 31	September 30
in $ millions	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	20	19	32
Accounts receivable, net	39	31	33
Inventories	101	99	97
Other current assets	56	51	48
Total current assets	216	200	210
Property, plant and equipment, net	882	923	913
Goodwill	197	200	488
Operating lease right-of-use assets, net	5	5	5
Other noncurrent assets	13	11	9
Total assets	1,313	1,339	1,625

Liabilities
Current liabilities:
Accounts payable	80	92	83
Accrued expenses	52	36	46
Current portion of long-term debt	77	98	108
Operating lease liabilities	1	1	1
Other current liabilities	23	25	23
Total current liabilities	233	252	261
Long-term debt	329	297	290
Deferred income tax liabilities	98	106	104
Noncurrent operating lease liabilities	4	5	5
Other noncurrent liabilities	20	17	15
Total liabilities	684	677	675

The operating results of the consolidated VIE, reported within the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows before intragroup eliminations with other CRH plc companies were:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Total revenues	88	116	282	353
Total cost of revenues	(86)	(105)	(262)	(332)
Gross profit	2	11	20	21
Net loss	(10)	(5)	(22)	(23)

Net cash (used in) provided by operating activities			(11)	21
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
The following table summarizes the redeemable noncontrolling interest for the following periods:

in $ millions
Balance at June 30, 2024	335
Net income attributable to redeemable noncontrolling interests	9
Adjustment to the redemption value	23
Dividends paid	(6)
Balance at September 30, 2024	361

Balance at December 31, 2023	333
Net income attributable to redeemable noncontrolling interests	21
Adjustment to the redemption value	30
Dividends paid	(23)
Balance at September 30, 2024	361

in $ millions
Balance at June 30, 2023	313
Net income attributable to redeemable noncontrolling interests	9
Adjustment to the redemption value	6
Dividends paid	(8)
Balance at September 30, 2023	320

Balance at December 31, 2022	308
Net income attributable to redeemable noncontrolling interests	21
Adjustment to the redemption value	18
Dividends paid	(27)
Balance at September 30, 2023	320

18. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $12.9 billion, $11.3 billion, and $11.1 billion in respect of loans and borrowings, bank advances and derivative obligations at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, and $0.5 billion, $0.4 billion, and $0.4 billion at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, in respect of letters of credit due within one year.

Legal Proceedings
The Company is not involved in any proceedings that it believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
19. Subsequent events
The Company has evaluated subsequent events occurring through to the date the Condensed Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements except as noted below.
Change in Operating and Reportable Segments
During the fourth quarter of 2024, there was a change to how the CODM reviews financial information to manage the business, assess performance and allocate resources. This resulted in a realignment of the Company's operating and reportable segments to the following three segments: Americas Materials Solutions, Americas Building Solutions and International Solutions. Beginning with the Form 10-K for the year ending December 31, 2024, any historical segment financial information presented will be recast to conform to the new reportable segment structure.

CRH Form 10-Q 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for the three and nine months ended September 30, 2024. This MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1. "Financial Statements” of this Quarterly Report.
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

Overview
CRH is a leading provider of building materials solutions that build, connect and improve our world. Since its formation in 1970, CRH has evolved from being a supplier of base materials to providing end-to-end value-added solutions that solve complex construction challenges for our customers. CRH works closely with customers across the entire project lifecycle from planning, design, manufacture, installation and maintenance through to end-of-life recycling, using our engineering and innovation expertise to provide superior materials, products and services.
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
Seasonality
Activity in the construction industry is dependent to a considerable extent on the seasonal impact of weather on the Company’s operating locations, with periods of higher activity in some markets during spring and summer which may reduce significantly in winter due to inclement weather. In addition to impacting demand for our products and services, adverse weather can negatively impact production processes for a variety of reasons. For example, workers may not be able to work outdoors in sustained high temperatures, heavy rainfall and/or other unfavorable weather conditions. Therefore, financial results for any particular quarter do not necessarily indicate the results expected for the full year.
Financial performance highlights
Three months ended September 30, 2024
CRH delivered a strong third quarter performance compared to the third quarter of 2023, resulting in the following performance highlights for the three months ended September 30, 2024 (comparisons are versus the prior year's third quarter unless otherwise noted):
•Total revenues increased 4% to $10.5 billion;
•Net income was $1.4 billion compared with $1.3 billion, an increase of $71 million, or 5%. Adjusted EBITDA*1was $2.5 billion, an increase of $264 million, or 12%;
•Net income margin was 13.2% compared with 13.0%, an increase of 20 basis points (bps). Adjusted EBITDA margin* was 23.3%, an increase of 170bps on the prior year's third quarter Adjusted EBITDA margin* of 21.6%; and
•Basic Earnings Per Share (EPS) was $1.99 compared to $1.81.
Nine months ended September 30, 2024
CRH also delivered a strong performance in the nine months ended September 30, 2024 compared to the prior year, resulting in the following performance highlights (comparisons are versus the prior year's first nine months unless otherwise noted):
•Total revenues of $26.7 billion were 2% higher;
•Net income was $2.8 billion compared with $2.5 billion, an increase of $313 million, or 13%. Adjusted EBITDA* was $5.2 billion, an increase of $564 million, or 12%;
•Net income margin was 10.5% compared with 9.5%, an increase of 100bps. Adjusted EBITDA margin* was 19.3%, an increase of 180bps ahead of prior year Adjusted EBITDA margin* of 17.5%; and
•Basic EPS was $4.03 compared to $3.36.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.1
CRH Form 10-Q 24

Capital allocation highlights
Nine months ended September 30, 2024
•Cash paid to shareholders through dividends was $1.5 billion, compared with $0.8 billion in the first nine months of the prior year. CRH transitioned to quarterly dividends during the first quarter of 2024, with a quarterly dividend of $0.35 per share declared in February 2024, May 2024 and August 2024 and a fourth quarterly dividend of $0.35 per share announced on November 7, 2024, representing an annualized increase of 5% on the prior year;
•Cash returned to shareholders through share buybacks was $1.0 billion, a decrease of $1.0 billion versus the first nine months of the prior year. On November 6, 2024, the latest tranche of the share buyback program was completed, bringing the year-to-date cash returned to $1.2 billion. A further tranche has been announced, extending the ongoing share buyback program by an additional $0.3 billion to be completed no later than February 26, 2025; and
•28 acquisitions were completed for total consideration of $3.9 billion, compared with $0.6 billion in the first nine months of the prior year. A further $1.6 billion was invested in development and replacement capital expenditure projects, compared with $1.2 billion for the comparable 2023 period.
Development Review
During the three months ended September 30, 2024, CRH completed 12 acquisitions for a total consideration of $1.4 billion, compared with $0.4 billion in the same period of 2023. Americas Materials Solutions completed seven acquisitions, Americas Building Solutions completed three acquisitions and Europe Materials Solutions completed two acquisitions.
Overall, during the nine months ended September 30, 2024, CRH completed 28 acquisitions for a total consideration of $3.9 billion, compared with $0.6 billion in the first nine months of the prior year. On July 1, 2024, CRH completed the acquisition of a majority stake in Adbri Ltd (Adbri) for a total consideration of $0.8 billion. Adbri is an integrated materials business with high-quality assets and leading market positions in Australia that complements our core competencies in cement, concrete and aggregates and creates additional growth and development opportunities for our existing Australian business.
During the three months ended September 30, 2024, cash proceeds from divestitures and disposals of long-lived assets were $0.1 billion, including the third and final phase of the divestiture of the European Lime operations, which was completed on August 30, 2024.
For the nine months ended September 30, 2024, CRH realized cash proceeds from divestitures and disposals of long-lived assets of $1.2 billion, primarily related to the divestiture of the European Lime operations. No divestitures occurred in the first nine months of the prior year.
Outlook
We are pleased to reaffirm our guidance¹ midpoint for 2024, reflecting the continued strength of our financial performance, the positive underlying momentum in our business as well as the positive contribution from portfolio activity. 2
Looking ahead to 2025 and notwithstanding some macroeconomic uncertainties, we expect positive underlying demand across our key end-use markets, underpinned by significant public investment in infrastructure and re-industrialization activity. A lower interest rate environment is expected to aid a gradual recovery in new-build residential construction activity. Through a combination of continued positive price momentum, favorable underlying demand and the benefits of our integrated, value-based solutions strategy we expect another year of progress in 2025.

2¹ The above guidance does not reflect the potential Q4 impairment in the range of $0.3-$0.4 billion. See the discussion within 'Critical Accounting Policies and Estimates' on page 36.
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
The table below summarizes the Company’s unaudited Condensed Consolidated Statements of Income for the periods indicated.3

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2024	2023	2024	2023
Total revenues	10,515	10,128	26,702	26,264
Total cost of revenues	(6,456)	(6,365)	(17,161)	(17,252)
Gross profit	4,059	3,763	9,541	9,012
Selling, general and administrative expenses	(2,184)	(1,990)	(5,919)	(5,647)
Gain on disposal of long-lived assets	89	15	199	38
Operating income	1,964	1,788	3,821	3,403
Interest income	33	62	112	138
Interest expense	(164)	(131)	(452)	(285)
Other nonoperating income, net	62	1	246	3
Income from operations before income tax expense and income from equity method investments	1,895	1,720	3,727	3,259
Income tax expense	(531)	(416)	(942)	(781)
Income from equity method investments	25	14	27	21
Net income	1,389	1,318	2,812	2,499
Net (income) attributable to redeemable noncontrolling interests	(9)	(9)	(21)	(21)
Net (income) attributable to noncontrolling interests	(4)	(3)	(2)	(1)
Net income attributable to CRH plc	1,376	1,306	2,789	2,477
Basic earnings per share attributable to CRH plc	$1.99	$1.81	$4.03	$3.36
Adjusted EBITDA*	2,454	2,190	5,154	4,590
Total revenues
Total revenues were $10.5 billion for the three months ended September 30, 2024, an increase of $0.4 billion, or 4%, compared with the third quarter of 2023, driven by continued pricing progress and contributions from acquisitions partly offset by lower activity levels in certain regions due to adverse weather and divestitures.
Similar trends were experienced for the nine months ended September 30, 2024 resulting in total revenues of $26.7 billion, an increase of $0.4 billion or 2% from the first nine months of 2023.
For additional discussion on segment revenues, see “Segments” section on pages 28 to 31.
Gross profit
Gross profit for the three months ended September 30, 2024, was $4.1 billion, an increase of $0.3 billion, or 8%, from the same period in 2023, reflecting total revenues increase of 4%, while total cost of revenues increased by 1%. The gross profit margin of 38.6% increased 140bps from 37.2% for the third quarter of the prior year. Total cost of revenues increased primarily as a result of an increase in labor costs of 9% and 18% higher depreciation charges mainly due to acquisitions. These were partly offset by lower energy costs of 13%.
For the nine months ended September 30, 2024, gross profit was $9.5 billion, an increase of $0.5 billion, or 6%, from the same period in 2023, with total revenues 2% ahead of the same period in 2023, while total cost of revenues decreased by 1%. The gross profit margin of 35.7% increased 140bps from 34.3% for the first nine months of the prior year. Total cost of revenues decreased from the first nine months of the prior year, with a 19% reduction in energy costs due to divestitures, a decline in energy prices and lower activity levels. These were partly offset by labor cost increases of 7%.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administration expenses, were $2.2 billion for the three months ended September 30, 2024, an increase of $0.2 billion, or 10%, from the comparable 2023 period. This increase was primarily due to labor cost increases of 13% as a result of increased headcount from acquisitions, and wage inflation along with a 6% increase in haulage costs, mainly driven by acquisitions.
For the nine months ended September 30, 2024, SG&A expenses were $5.9 billion, an increase of $0.3 billion, or 5%, from the comparable 2023 period. SG&A expenses increased primarily due to labor cost increases of 10% as a result of higher headcount from acquisitions, and wage inflation.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.3
CRH Form 10-Q 26

Gain on disposal of long-lived assets
Gain on disposal of long-lived assets was $89 million for the three months ended September 30, 2024, an increase of $74 million compared with 2023, and $199 million for the nine months ended September 30, 2024, an increase of $161 million. The increase mainly related to the disposal of certain land assets.
Interest income
Interest income was $33 million for the three months ended September 30, 2024, a decrease of $29 million from the comparable period in 2023, and $112 million for the nine months ended September 30, 2024, a decrease of $26 million from the comparable period in 2023, in both instances, primarily due to lower levels of cash deposits.
Interest expense
Interest expense was $164 million for the three months ended September 30, 2024, an increase of $33 million from the comparable period in 2023, and $452 million for the nine months ended September 30, 2024, an increase of $167 million from the prior period. The increases were primarily due to higher gross debt balances.
Other nonoperating income, net
Other nonoperating income, net, was $62 million for the three months ended September 30, 2024, compared with $1 million in the comparable period for 2023. Other nonoperating income, net, includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The increase in other nonoperating income, net, was primarily related to gains on divestitures.
Other nonoperating income, net, was $246 million for the nine months ended September 30, 2024, compared with $3 million in the comparable period for 2023. The increase in other nonoperating income, net, was primarily related to gains on the completed divestiture of the Company's European Lime operations and unrealized gains on certain investments.
Income tax
For the three months ended September 30, 2024, the Company had an income tax expense of $531 million, compared to $416 million for the comparable period in 2023. The effective tax rate was 28% for the third quarter in 2024 compared with an effective tax rate of 24% for the third quarter in 2023. The movement in the effective tax rate was mainly driven by the timing of discrete items occurring throughout the year, including non-deductible acquisition-related costs in the third quarter.
For the nine months ended September 30, 2024, the Company had an income tax expense of $942 million compared to $781 million for the comparable period in 2023. The effective tax rate was 25% for the first nine months of 2024 compared with an effective tax rate of 24% for the same period in 2023. The movement in the effective tax rate was primarily due to a change in the mix of income earned in jurisdictions with a higher rate of tax and non-deductible acquisition-related costs which is partially offset by items arising in the first quarter (being the movement in tax provisions, a tax deduction for share-based compensation and the largely tax-exempt divestiture of phases one and two of the European Lime operations).
Income from equity method investments
For the three months ended September 30, 2024, a gain of $25 million was recorded in equity method investments, an increase of $11 million from the comparable period in 2023 and a gain of $27 million was recorded for the nine months ended September 30, 2024, an increase of $6 million from the comparable period in 2023.
Net income
Net income was $1.4 billion for the three months ended September 30, 2024, an increase of $0.1 billion from the comparable period in 2023. For the nine months ended September 30, 2024 net income increased by $0.3 billion to $2.8 billion. The results with respect to prior year comparative periods were primarily driven by higher gross profit along with higher gains on disposal of long-lived assets and divestitures, which offset higher interest expenses and higher SG&A expenses.
Net income attributable to CRH plc and earnings per share
Net income attributable to CRH plc was $1.4 billion for the three months ended September 30, 2024, an increase of $0.1 billion from the comparable period in 2023. Basic EPS for the three months ended September 30, 2024, was $1.99, compared with $1.81 for the three months ended September 30, 2023.
Net income attributable to CRH plc was $2.8 billion for the nine months ended September 30, 2024, an increase of $0.3 billion from the comparable period in 2023. Basic EPS for the nine months ended September 30, 2024, was $4.03, compared with $3.36 for the nine months ended September 30, 2023.

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

Americas Materials Solutions4
Three months ended September 30, 2024

		Analysis of Change
in $ millions	Three months ended September 30, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended September 30, 2024	% change
Total revenues	5,080	(7)	+232	(44)	+38	5,299	+4%
Adjusted EBITDA	1,284	(2)	+65	(14)	+151	1,484	+16%
Adjusted EBITDA margin	25.3%					28.0%
Americas Materials Solutions’ total revenues were 4% ahead of the third quarter of 2023. Continued positive pricing across all lines of business was partly offset by adverse weather impacting volumes, resulting in organic total revenues* 1% ahead of the prior year.
In Essential Materials, total revenues increased by 5% driven by pricing growth in both aggregates and cement, ahead by 10% and 9%, respectively. Cement volumes increased by 1%, as acquisition activity offset the adverse impact of major hurricanes. Aggregates volumes declined by 4%, negatively impacted by adverse weather.
In Road Solutions, total revenues increased by 4% driven by improved pricing across all lines of business and continued funding support relating to the Infrastructure Investment and Jobs Act (IIJA) more than offsetting challenging weather in certain regions. Paving and construction revenue increased by 3% with growth in the Northeast and West regions. Construction backlogs were ahead of the prior year supported by positive momentum in bidding activity. Asphalt volumes decreased by 2% and pricing increased by 3%, while readymixed concrete volumes and prices increased by 2% and 7%, respectively.
Third quarter Adjusted EBITDA for Americas Materials Solutions of $1.5 billion was 16% ahead of the prior year as pricing initiatives, cost management and operational efficiencies along with gains on certain land asset sales mitigated the impact of higher labor and raw materials costs. Organic Adjusted EBITDA* was 12% ahead of the third quarter of 2023. Adjusted EBITDA margin increased by 270bps.

Americas Materials Solutions
Nine months ended September 30, 2024

		Analysis of Change
in $ millions	Nine months ended September 30, 2023	Currency	Acquisitions	Divestitures	Organic	Nine months ended September 30, 2024	% change
Total revenues	11,139	(12)	+426	(78)	+432	11,907	+7%
Adjusted EBITDA	2,184	(3)	+128	(22)	+405	2,692	+23%
Adjusted EBITDA margin	19.6%					22.6%
Americas Materials Solutions’ total revenues were 7% ahead in the first nine months of the year as price increases and the positive contribution from acquisitions more than offset lower activity levels due to adverse weather. Organic total revenues* were 4% ahead.
In Essential Materials, total revenues increased by 6%, supported by aggregates and cement pricing which were ahead by 11% and 9%, respectively. Aggregates volumes declined 1% and cement volumes increased 1% compared to the same period in 2023. Weather negatively impacted revenues throughout the year, especially toward the end of the third quarter.
In Road Solutions, total revenues increased by 7% driven by higher pricing and sustained activity levels through continued funding support relating to the IIJA. Asphalt prices increased by 4% while volumes were in line with the comparable period in 2023. Paving and construction revenues increased 7% on the same period in the prior year. Readymixed concrete pricing was 8% higher, while volumes were 1% ahead. Construction backlogs were ahead of the comparable period of the prior year supported by continued momentum in bidding activity.
Adjusted EBITDA for Americas Materials Solutions of $2.7 billion was ahead of the prior year by 23% with good growth across key markets. Increased pricing and operational efficiencies along with gains on certain land asset sales helped offset the impact of higher raw material, labor and subcontractor costs. Organic Adjusted EBITDA* was 19% ahead of the first nine months of 2023. Adjusted EBITDA margin increased by 300bps.

4* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.
CRH Form 10-Q 28

Americas Building Solutions
Three months ended September 30, 2024

		Analysis of Change
in $ millions	Three months ended September 30, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended September 30, 2024	% change
Total revenues	1,738	(2)	+45	–	(24)	1,757	+1%
Adjusted EBITDA	391	–	+8	–	(44)	355	(9%)
Adjusted EBITDA margin	22.5%					20.2%
Americas Building Solutions' total revenues were 1% ahead of the prior year period as contributions from acquisitions more than offset the impact of lower activity levels due to challenging weather and subdued new-build residential demand. Organic total revenues* were 1% behind the third quarter of 2023.
In Building & Infrastructure Solutions, total revenues were 3% ahead of Q3 2023 driven by a strong performance from acquisitions which offset weaker new-build residential demand and challenging weather conditions in certain markets.
In Outdoor Living Solutions, total revenues were in line with the prior year period as lower activity levels, impacted by adverse weather in the period, were offset by positive contributions from acquisitions.
Third quarter Adjusted EBITDA for Americas Building Solutions was 9% behind a strong prior year comparative, 11% behind on an organic* basis as adverse weather and subdued residential demand impacted profitability. Adjusted EBITDA margin was 230bps behind the third quarter of 2023.

Americas Building Solutions5
Nine months ended September 30, 2024

		Analysis of Change
in $ millions	Nine months ended September 30, 2023	Currency	Acquisitions	Divestitures	Organic	Nine months ended September 30, 2024	% change
Total revenues	5,547	(4)	+144	–	(121)	5,566	–
Adjusted EBITDA	1,166	(1)	+28	–	(54)	1,139	(2%)
Adjusted EBITDA margin	21.0%					20.5%
In the first nine months of the year, Americas Building Solutions' total revenues were in line with the prior year as positive contributions from acquisitions were offset by subdued residential demand and adverse weather. Organic total revenues* were 2% behind the prior year period.
In Building & Infrastructure Solutions, total revenues were in line as contributions from acquisitions were offset by adverse weather.
In Outdoor Living Solutions, total revenues increased by 1% despite adverse weather, with growth driven by strong sales into the retail channel, particularly in lawn and garden and decking and railing.
Adjusted EBITDA for Americas Building Solutions was 2% behind the comparable period in 2023, 5% behind on an organic* basis, impacted by adverse weather and subdued residential demand. Adjusted EBITDA margin was 50bps behind prior year.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.5
CRH Form 10-Q 29

Europe Materials Solutions6
Three months ended September 30, 2024

		Analysis of Change
in $ millions	Three months ended September 30, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended September 30, 2024	% change
Total revenues	2,617	+42	+354	(131)	(87)	2,795	+7%
Adjusted EBITDA	446	+6	+51	(32)	+82	553	+24%
Adjusted EBITDA margin	17.0%					19.8%
Europe Materials Solutions' total revenues, including the acquisition of a majority stake in Adbri which closed in July 2024, were 7% ahead of the third quarter of 2023. Organic total revenues* were 3% behind as continued pricing progress and growth in Central and Eastern Europe were more than offset by subdued residential activity in Western Europe.
In Essential Materials, total revenues increased by 6% compared with the third quarter of 2023, supported by contributions from acquisitions and positive pricing in both aggregates and cement, ahead by 4% and 5%, respectively. Aggregates and cement volumes were both ahead by 6%.
In Road Solutions, revenues increased by 8% with volumes and prices ahead in the readymixed concrete business, benefiting from acquisition activity in the quarter. Asphalt volumes and pricing declined 5% and 1%, respectively, while paving and construction revenues were impacted by lower activity levels in Western Europe.
Adjusted EBITDA in Europe Materials Solutions was $0.6 billion, 24% ahead of the comparable period in 2023, and 18% ahead on an organic* basis, primarily driven by increased pricing, lower energy costs, operational efficiencies and contributions from acquisitions. Adjusted EBITDA margin increased by 280bps compared with the third quarter of 2023.

Europe Materials Solutions
Nine months ended September 30, 2024

		Analysis of Change
in $ millions	Nine months ended September 30, 2023	Currency	Acquisitions	Divestitures	Organic	Nine months ended September 30, 2024	% change
Total revenues	7,409	+106	+420	(378)	(345)	7,212	(3%)
Adjusted EBITDA	1,029	+12	+62	(94)	+133	1,142	+11%
Adjusted EBITDA margin	13.9%					15.8%
In the first nine months of the year, total revenues in Europe Materials Solutions declined by 3%, or 5% on an organic* basis. Positive pricing momentum and good volume growth supported by a number of larger infrastructure projects across Central and Eastern Europe were offset by lower volumes across Western Europe and the Philippines.
In Essential Materials, total revenues were 5% behind the comparable period in 2023 primarily due to the completed divestiture of the European Lime operations, partly offset by the acquisition of Adbri in July 2024. Aggregates pricing was 3% ahead with cement pricing 2% ahead of the prior year.
In Road Solutions, revenues were in line with the comparable period in 2023 with the benefit of acquisitions in the period offset by lower volumes. Asphalt volumes were 5% behind with pricing in line with the comparable period in 2023. Paving and construction revenues decreased by 4% mainly due to lower activity levels in Western Europe. Readymixed concrete volumes were 2% ahead of the prior year driven by growth in Central and Eastern Europe and contributions from acquisitions offsetting declines in Western Europe.
Adjusted EBITDA in Europe Materials Solutions was $1.1 billion, 11% ahead of the comparable period in 2023, and 13% ahead on an organic* basis, primarily driven by increased pricing, lower energy costs and operational efficiencies more than offsetting the impact of lower activity levels. Adjusted EBITDA margin expanded by 190bps compared with the first nine months of 2023.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33. 6
CRH Form 10-Q 30

Europe Building Solutions
Three months ended September 30, 2024

		Analysis of Change
in $ millions	Three months ended September 30, 2023	Currency	Acquisitions	Divestitures	Organic	Three months ended September 30, 2024	% change
Total revenues	693	+11	+4	(4)	(40)	664	(4%)
Adjusted EBITDA	69	+1	+1	–	(9)	62	(10%)
Adjusted EBITDA margin	10.0%					9.3%
Total revenues in Europe Building Solutions declined by 4% compared with the third quarter of 2023, amid continued subdued new-build residential activity.
Within Building & Infrastructure Solutions, total revenues were 6% behind the comparable period in 2023. Infrastructure Products was ahead of the prior year, with contributions from acquisitions more than offsetting lower activity levels. Revenues in Precast and Construction Accessories were behind the comparable period in 2023 amid continued lower demand in certain key markets.
Revenues in Outdoor Living Solutions increased by 2% compared with the third quarter of 2023 despite lower activity levels which were impacted by adverse weather and continued subdued new-build residential demand.
Adjusted EBITDA in Europe Building Solutions declined by 10% compared with the third quarter of 2023.

Europe Building Solutions
Nine months ended September 30, 2024

		Analysis of Change
in $ millions	Nine months ended September 30, 2023	Currency	Acquisitions	Divestitures	Organic	Nine months ended September 30, 2024	% change
Total revenues	2,169	+19	+17	(4)	(184)	2,017	(7%)
Adjusted EBITDA	211	+2	+3	–	(35)	181	(14%)
Adjusted EBITDA margin	9.7%					9.0%

Total revenues in Europe Building Solutions declined by 7% for the first nine months of the year, with subdued new-build residential market activity continuing throughout 2024.
Within Building & Infrastructure Solutions, total revenues were 10% behind the comparable period in 2023. Infrastructure Products' revenues increased, benefiting from acquisitions offsetting lower activity levels. Revenues in Precast and Construction Accessories were negatively impacted by subdued new-build residential activity continuing across several markets.
Revenues in Outdoor Living Solutions were 4% ahead of the comparable period in 2023, driven by commercial progress in certain markets despite subdued residential demand.
Adjusted EBITDA for the first nine months of the year in Europe Building Solutions was 14% behind the comparable period of 2023. Adjusted EBITDA margin decreased by 70bps compared with the first nine months of 2023, with lower activity levels partially offset by disciplined commercial management and cost saving initiatives.

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
Reconciliation to its nearest GAAP measure is presented below:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2024	2023	2024	2023
Net income	1,389	1,318	2,812	2,499
Income from equity method investments	(25)	(14)	(27)	(21)
Income tax expense	531	416	942	781
Gain on divestitures and unrealized gains on investments (i)	(59)	—	(242)	–
Pension income excluding current service cost component (i)	(1)	(1)	(3)	(3)
Other interest, net (i)	(2)	—	(1)	–
Interest expense	164	131	452	285
Interest income	(33)	(62)	(112)	(138)
Depreciation, depletion and amortization	467	402	1,288	1,187
Substantial acquisition-related costs (ii)	23	–	45	–
Adjusted EBITDA	2,454	2,190	5,154	4,590

Total revenues	10,515	10,128	26,702	26,264
Net income margin	13.2%	13.0%	10.5%	9.5%
Adjusted EBITDA margin	23.3%	21.6%	19.3%	17.5%

(i) Gain on divestitures and unrealized gains on investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income, net in the Condensed Consolidated Statements of Income.
(ii) Represents expenses associated with non-routine substantial acquisitions, which meet the criteria for being separately reported in Note 4 “Acquisitions” of the unaudited financial statements. Expenses in the third quarter of 2024 primarily include legal and consulting expenses related to these non-routine substantial acquisitions.
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
Reconciliation to its nearest GAAP measure is presented below:

	September 30	December 31	September 30
in $ millions	2024	2023	2023
Short and long-term debt	(13,890)	(11,642)	(11,395)
Cash and cash equivalents (i)	2,978	6,390	5,722
Finance lease liabilities	(228)	(117)	(96)
Derivative financial instruments (net)	(35)	(37)	(118)
Net Debt	(11,175)	(5,406)	(5,887)

(i) Cash and cash equivalents includes cash and cash equivalents reclassified as held for sale of $nil million, $49 million, and $nil million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.
CRH Form 10-Q 32

Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total spend on acquisitions and investments of $3.9 billion in the nine months ended September 30, 2024, compared with $0.6 billion for the same period in 2023. Acquisitions completed in 2023 and the first nine months of 2024 contributed incremental total revenues of $0.6 billion and Adjusted EBITDA of $0.1 billion for the three months ended September 30, 2024 and total revenues of $1.0 billion and Adjusted EBITDA of $0.2 billion for the nine months ended September 30, 2024. Cash proceeds from divestitures and disposals of long-lived assets amounted to $1.2 billion for the nine months ended September 30, 2024, compared with $0.1 billion for the nine months ended September 30, 2023. The total revenues impact of divestitures was a negative $0.2 billion and the impact at an Adjusted EBITDA level was a negative $46 million for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the total revenues impact of divestitures was a negative $0.5 billion and the impact at an Adjusted EBITDA level was a negative $0.1 billion.
The U.S. Dollar weakened against most major currencies during the three months ended September 30, 2024, from the comparable period in 2023, resulting in an overall positive currency exchange impact.
Because of the impact of acquisitions, divestitures, currency exchange translation and other non-recurring items on reported results each reporting period, CRH uses organic revenue and organic Adjusted EBITDA as additional performance indicators to assess performance of pre-existing (also referred to as underlying, like-for-like or ongoing) operations each reporting period.
Organic revenue and organic Adjusted EBITDA are arrived at by excluding the incremental revenue and Adjusted EBITDA contributions from current and prior year acquisitions and divestitures, the impact of exchange translation, and the impact of any one-off items. In Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on pages 28 to 31, changes in organic revenue and organic Adjusted EBITDA are presented as additional measures of revenue and Adjusted EBITDA to provide a greater understanding of the performance of the Company. Organic change % is calculated by expressing the organic movement as a percentage of the prior year reporting period (adjusted for currency exchange effects). A reconciliation of the changes in organic revenue and organic Adjusted EBITDA to the changes in total revenues and Adjusted EBITDA by segment is presented with the discussion within each segment’s performance in tables contained in the segment discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 26.
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
Total short and long-term debt was $13.9 billion at September 30, 2024, compared to $11.6 billion at December 31, 2023, and $11.4 billion at September 30, 2023. In January 2024, €600 million 1.875% euro Senior Notes were repaid on maturity. In May 2024, wholly owned subsidiaries of the Company completed the issuance of $750 million 5.20% Senior Notes due 2029 and $750 million 5.40% Senior Notes due 2034. In July 2024, as part of the Adbri acquisition $0.5 billion of external debt was acquired. In the nine months ended September 30, 2024, a net $0.6 billion of commercial paper was issued across the U.S. Dollar and Euro Commercial Paper Programs.
Net Debt* at September 30, 2024, was $11.2 billion, compared to $5.4 billion at December 31, 2023, and $5.9 billion at September 30, 2023. The increase in Net Debt*7compared to December 31, 2023, reflects acquisitions, cash returns to shareholders through dividends and continued share buybacks, as well as the purchase of property, plant and equipment, partially offset by inflows from operating activities and proceeds from divestitures.
CRH continued its ongoing share buyback program in the first nine months of 2024 repurchasing approximately 13.2 million ordinary shares for a total consideration of $1.0 billion and the Company is commencing an additional $0.3 billion tranche to be completed no later than February 26, 2025. The Company also made cash dividend payments of $1.5 billion in the first nine months of 2024.
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
Cash flows
At September 30, 2024, CRH had cash and cash equivalents and restricted cash of $3.1 billion compared with $5.7 billion at September 30, 2023.
At September 30, 2024, CRH had outstanding total short and long-term debt of $13.9 billion compared with $11.4 billion at September 30, 2023.
Total lease liabilities were $1.6 billion compared with $1.4 billion at September 30, 2023.
At September 30, 2024, CRH had $4.0 billion of undrawn committed facilities, almost all of which, are available until May 2029. At September 30, 2024, the weighted average maturity of the term debt (net of cash and cash equivalents) was 7.5 years.

Cash flows from operating activities

	Nine months ended
	September 30
in $ millions	2024	2023
Net cash provided by operating activities	2,259	2,594
Net cash provided by operating activities was $2.3 billion for the nine months ended September 30, 2024, a decrease of $0.3 billion, compared to the same period in 2023. The decrease in net cash provided by operating activities was primarily due to higher outflows related to working capital which offset an increase in net income.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.7
CRH Form 10-Q 33

Cash flows from investing activities

	Nine months ended
	September 30
in $ millions	2024	2023
Net cash used in investing activities	(4,405)	(1,729)
Net cash used in investing activities was $4.4 billion for the nine months ended September 30, 2024, compared to $1.7 billion in the same period for 2023, an increase of $2.7 billion. During the nine months ended September 30, 2024, the Company invested $3.9 billion on acquisitions, an increase of $3.3 billion on the same period in 2023. Capital expenditure totaled $1.6 billion in the first nine months of 2024, resulting in an increased outflow of $0.5 billion versus the comparable prior year period. These outflows were partially offset by $1.1 billion of increased proceeds from divestitures and disposals of long-lived assets, primarily related to the completed divestiture of the European Lime operations and the divestiture of certain operations in Canada.

Cash flows from financing activities

	Nine months ended
	September 30
in $ millions	2024	2023
Net cash used in financing activities	(1,144)	(1,097)
Net cash used in financing activities was $1.1 billion for the nine months ended September 30, 2024, in line with the comparable period in the prior year. Proceeds from debt issuances were $3.5 billion compared to $2.7 billion for the first nine months of 2023, an increase of $0.8 billion, which was primarily related to the issuance and sale of $750 million 5.20% Senior Notes due 2029 and $750 million 5.40% Senior Notes due 2034, as well as the issuance of $1.8 billion under the Company’s commercial paper programs in the first nine months of 2024. Payments on debt in the first nine months of 2024 were $1.9 billion, primarily the repayment of the €600 million 1.875% euro Senior Notes on maturity in January 2024 as well as the repayment of $1.2 billion issued under the Company’s commercial paper programs. This is compared with $0.9 billion in the prior year relating to the repayment of the €750 million 3.125% euro Senior Notes which were repaid on maturity in April 2023. Dividends paid for the first nine months of 2024 were $1.5 billion compared to $0.8 billion in the same period in the prior year. In 2024, the Company moved to quarterly dividends with a payment of the first, second and third quarter dividends in the first nine months of the year in addition to the payment of the 2023 final dividend while the same period in the prior year saw an outflow solely related to the final 2022 dividend. Outflows related to the purchases of common stock were $1.2 billion in the first nine months of 2024 compared to $2.0 billion for the same period in 2023.
Debt Facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (available in the Investors section on www.crh.com).
At September 30, 2024, we expect maturities for the next quarter as follows:
2024 Debt Maturities

Fourth Quarter (i)	$1.8 billion

(i) Of which $1.7 billion is related to the U.S. Dollar and Euro Commercial Paper Programs.
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
Revolving Credit Facilities
The Company manages its borrowing ability by entering into committed borrowing agreements. The Company’s multi-currency RCF, dated May 2023, is made available from a syndicate of lenders, consisting of a €3.5 billion unsecured, revolving loan facility with maturity in May 2029. See Note 9 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding the RCF. At September 30, 2024, the RCF was undrawn.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $12.9 billion in respect of loans and borrowings, bank advances and derivative obligations, and $0.5 billion in respect of letters of credit due within one year at September 30, 2024.
Commercial Paper Programs
As of September 30, 2024, the Company had a $4.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. As of September 30, 2024, there was $1.3 billion of outstanding issued notes on the U.S. Dollar Commercial Paper Program and $0.4 billion of outstanding issued notes on the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required.
Off-Balance Sheet Arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

CRH Form 10-Q 34

Debt Ratings
Our debt ratings and outlooks at September 30, 2024, were:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable

Contractual Obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations, deferred and contingent acquisition consideration and pension scheme contribution commitments at September 30, 2024, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	13,958	3,240	2,818	2,333	5,567
Lease liabilities (ii)	2,117	363	511	406	837
Estimated interest payments on contractually committed debt (iii)	3,744	505	797	614	1,828
Deferred and contingent acquisition consideration	39	19	16	3	1
Purchase obligations (iv)	2,059	1,113	515	219	212
Retirement benefit obligation commitments (v)	22	3	6	5	8
Total (vi)	21,939	5,243	4,663	3,580	8,453
(i)      Of the $14.0 billion short and long-term debt, $0.6 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
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

CRH Form 10-Q 35

Supplemental Guarantor Information
Guarantor Financial Information
As of September 30, 2024, CRH plc (the 'Guarantor') has fully and unconditionally guaranteed $300 million 6.400% Senior Notes due 2033 (i) (the '6.400% Notes') issued by CRH America, Inc. (CRH America), $750 million 5.200% Senior Notes due 2029 (the '5.200% Notes') issued by CRH SMW Finance Designated Activity Company (SMW Finance) and $750 million 5.400% Senior Notes due 2034 (the '5.400% Notes', and together with the 6.400% Notes and the 5.200% Notes, the 'Notes') issued by CRH America Finance, Inc. (America Finance), and together with CRH America and SMW Finance (the 'Issuers').
The Issuers are each 100% owned by CRH plc, directly and indirectly. SMW Finance is an indirect wholly owned finance subsidiary of CRH plc incorporated under the laws of Ireland and a financing vehicle for CRH’s group companies. America Finance is an indirect wholly owned finance subsidiary of CRH plc incorporated under the laws of the State of Delaware and a financing vehicle for CRH’s U.S. operating companies.
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
Basis of Presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of September 30, 2024 and as of December 31, 2023 and the Income Statement for the nine months ended September 30, 2024, and for the year ended December 31, 2023 of CRH America and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information below. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
The summarized Income Statement information is as follows:

in $ millions	For the nine months ended September 30, 2024	For the year ended December 31, 2023
Income from operations before income tax expense and income from equity method investments (i)	109	4,016
- of which relates to transactions with non-obligor subsidiaries	134	4,044
Net income – all of which is attributable to equity holders of the Company	108	4,014
- of which relates to transactions with non-obligor subsidiaries	134	4,044
(i) Revenues and gross profit for the Obligor Group for the nine months ended September 30, 2024 and for the year ended December 31, 2023 amounted to $nil million and $nil million, respectively.

The summarized Balance Sheet information is as follows:
	September 30, 2024	December 31, 2023
Current assets	827	1,314
Current assets – of which is due from non-obligor subsidiaries	460	332
Noncurrent assets	3,457	3,655
Noncurrent assets – of which is due from non-obligor subsidiaries	3,457	3,655
Current liabilities	4,799	1,728
Current liabilities – of which is due to non-obligor subsidiaries	3,525	1,706
Noncurrent liabilities	756	2,006

Critical Accounting Policies and Estimates
There have been no material changes during the three months ended September 30, 2024, to our critical accounting policies and/or estimates disclosed in our 2023 Form 10-K.
The results of the Company’s third quarter impairment assessment indicated increased risk of impairment as a result of certain recent challenging market conditions which may impact future growth prospects, resulting in reduced headroom. Arising from the Company’s ongoing sensitivity analysis, potential non-cash impairment charges of $0.3-$0.4 billion, representing the range of possible outcomes and based on reasonably possible changes in key assumptions, may be recognized in its results for the quarter and year ending December 31, 2024. These potential impairment charges relate to the Company’s equity method investment in China and the Architectural Products reporting unit in the Europe Building Solutions segment.
The Company’s equity method investment in China and the Company's Architectural Products reporting unit have observed challenging market conditions which may adversely impact their longer-term forecast projections. If current projections for the Company's equity method investment in China and the Architectural Products reporting unit decrease, this may result in their carrying value exceeding their fair value.
CRH Form 10-Q 36

The Company’s annual goodwill impairment assessment is ongoing in parallel with its annual five-year strategic planning process. The Company’s assessment is expected to conclude in December 2024, when the five-year strategic plan document, which will incorporate our estimate of the potential impact of the recent market challenges noted above, is approved by the Board of Directors.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, as set out in the Critical Accounting Estimates in the Company’s 2023 Form 10-K.

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
In particular, the following, among other statements, are all forward looking in nature: plans and expectations regarding drivers of CRH’s performance in 2024 and 2025, demand outlook, macroeconomic trends in CRH’s markets, government funding initiatives and manufacturing trends (including re-industrialization activity), pricing trends, costs and weather patterns; plans and expectations regarding business strategy and cash returns for shareholders, including expectations regarding dividends and share buybacks; plans and expectations regarding CRH’s financial capacity, including our ability to fund acquisitions and meet working capital needs, capital expenditures, dividends, share repurchases, upcoming debt maturities and other liquidity requirements; plans and expectations regarding the timing and benefits of our acquisitions and divestitures; CRH’s status as a foreign private issuer and transition to U.S. domestic issuer status; CRH's expected changes to its operating and reportable segments; the existence of a potential impairment, including amount and timing; and plans and expectations regarding the strategic risks and uncertainties facing CRH.
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
A number of material factors could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements, certain of which are beyond our control, and which include, among other factors: economic and financial conditions, including changes in interest rates, inflation, price volatility and/or labor and materials shortages; demand for infrastructure, residential and non-residential construction and our products in geographic markets in which we operate; increased competition and its impact on prices and market position; increases in energy, labor and/or other raw materials costs; adverse changes to laws and regulations, including in relation to climate change; the impact of unfavorable weather; investor and/or consumer sentiment regarding the importance of sustainable practices and products; availability of public sector funding for infrastructure programs; political uncertainty, including as a result of political and social conditions in the jurisdictions CRH operates in, or adverse political developments, including the ongoing geopolitical conflicts in Ukraine and the Middle East; failure to complete or successfully integrate acquisitions or make timely divestitures; cyberattacks and exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks, including due to product failures. Additional factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those expressed by the forward-looking statements in this report including, but not limited to, the risks and uncertainties described herein and under “Risk Factors” in our 2023 Form 10-K and in our other filings with the SEC.

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
To manage these risks, CRH uses various derivative financial instruments, including interest rate swaps, foreign exchange forwards and swaps, and commodity contracts. CRH only uses commonly traded and non-leveraged instruments. These contracts are entered into primarily with major banking institutions and utility companies, while CRH actively monitors its exposure to counterparty risk through the use of counterparty approvals and credit limits, thereby managing the risk of counterparty loss.
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at September 30, 2024.
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
At September 30, 2024, of total debt including overdrafts, finance leases and the impact of derivatives, the Company had fixed rate debt of $10.4 billion and floating rate debt of $3.8 billion, representing 74% and 26% respectively. The equivalent figures as at December 31, 2023, were fixed rate debt of $9.1 billion and floating rate debt of $2.7 billion, representing 77% and 23% respectively, and as at September 30, 2023, fixed rate debt of $9.4 billion and floating rate debt of $2.2 billion, representing 81% and 19% respectively. The Company’s interest rate swaps at September 30, 2024 whereby the Company swaps from fixed interest rates to floating interest rates, were $1.4 billion, compared to $1.4 billion as at December 31, 2023 and $1.4 billion as at September 30, 2023. The Company’s interest rate swaps at September 30, 2024 whereby the Company swaps from floating interest rates to fixed interest rates, were $0.2 billion, compared to $nil billion as at December 31, 2023 and $nil billion as at September 30, 2023. Cash and cash equivalents at September 30, 2024, were $3.0 billion, compared to $6.4 billion at December 31, 2023 and $5.7 billion at September 30, 2023, which was all held on short-term deposits and investments.
Sensitivity to interest rate moves
At September 30, 2024, the before-tax earnings and cash flows impact of a 100bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $8 million unfavorable ($37 million favorable at December 31, 2023 and $35 million favorable at September 30, 2023).
Foreign Exchange Rate Risk
CRH’s exchange rate exposures result primarily from its investments and ongoing operations in countries outside of the United States and other business transactions such as the procurement of products, services and equipment from foreign sources. Fluctuations in foreign currency exchange rates may affect (i) the carrying value of the Company’s net investment in foreign subsidiaries; (ii) the translation of foreign currency earnings; and (iii) the cash flows related to foreign currency denominated transactions.
Where economically feasible, the Company maintains Net Debt*8in the same relative ratio as capital employed to act as an economic hedge of the underlying currency assets. Where it is not feasible to do so, the Company may enter into foreign exchange forward contracts to hedge a portion of the net investment against the effect of exchange rate fluctuations. These transactions are designated as net investment hedges.
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $4.4 billion at September 30, 2024, compared to $1.6 billion at December 31, 2023 and $1.7 billion at September 30, 2023.
Holding all other variables constant, if there was a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding at September 30, 2024, would decrease by approximately $104 million, which would be largely offset by a gain on the foreign currency fluctuation of the underlying exposure being hedged. In comparison, the fair market value of foreign currency contracts outstanding at December 31, 2023 would increase by approximately $2 million and at September 30, 2023, would increase by approximately $18 million, largely offset by a loss on the underlying exposure being hedged.
Commodity Price Risk
Some of the Company’s products use significant amounts of commodity-priced materials, predominantly oil, electricity, coal and carbon credits which are subject to price changes based upon fluctuations in the commodities market. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. Where feasible, the Company manages commodity price risks through negotiated supply contracts and forward contracts to manage operating costs. The Company monitors commodity trends and where possible has alternative sourcing plans in place to mitigate the risk of supplier concentration and passing commodity-related inflation to customers or suppliers.
Where appropriate, the Company also has a number of derivative hedging programs in place to hedge commodity risks, with the aim of the programs being to neutralize variability arising from changes in associated commodity indices. The timeframe for such programs can be up to four years.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 32 to 33.8
CRH Form 10-Q 38

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of September 30, 2024. Based on that evaluation, the Chief Executive and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each month of the third quarter of fiscal year 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2024	1,370,436	$78.82	1,370,436	56,506,263
August 1 – August 31, 2024	1,299,060	$84.04	1,299,060	54,017,400
September 1 – September 30, 2024	1,124,520	$88.66	1,124,520	52,892,880
Total	3,794,016		3,794,016
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In the third quarter of 2024, the Company returned a further $0.3 billion of cash to shareholders through the repurchase of 3,794,016 Ordinary Shares (equivalent to 0.5% of the Company’s issued share capital). This brought total cash returned to shareholders under the Program to $8.1 billion since its commencement in May 2018. The purchases in the third quarter of 2024 were completed under Tranches 21 and 22.

Date Announced		Max Amount to be Repurchased (in $ millions)	Date Expired
May 10, 2024	(Tranche 21)	300	August 7, 2024
August 8, 2024	(Tranche 22)	300	November 6, 2024

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CRH Form 10-Q 40

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.
Exhibits
3.1    Memorandum and Articles of Association (incorporated by reference to Exhibit 99.1 to the current report on Form 6-K furnished September 25, 2023).
10.1*^ Letter Agreement by and between CRH plc and Albert Manifold, dated September 23, 2024.
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
95.1    Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
101    Inline eXtensible Business Reporting Language (XBRL).
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

*    Management compensation plan or arrangement
^    Certain information in this document has been redacted pursuant to Item 601(a)(6) of Regulation S-K because the disclosure of such information      would constitute a clearly unwarranted invasion of personal privacy.
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
November 7, 2024

CRH Form 10-Q 42