Form 10-K
period 2024-12-31
CRH PUBLIC LTD CO
filed 2025-02-26
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
+353 1 404 1000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Ordinary Shares of €0.32 each	CRH	New York Stock Exchange
5.200% Guaranteed Notes due 2029	CRH/29	New York Stock Exchange
5.125% Guaranteed Notes due 2030	CRH/30	New York Stock Exchange
6.400% Notes due 2033	CRH/33A	New York Stock Exchange
5.400% Guaranteed Notes due 2034	CRH/34	New York Stock Exchange
5.500% Guaranteed Notes due 2035	CRH/35	New York Stock Exchange
5.875% Guaranteed Notes due 2055	CRH/55	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ Yes ☐ No
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting shares held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of CRH plc’s most recently completed second fiscal quarter (June 28, 2024), was $51,283,330,098. CRH plc has no non-voting common equity.
As of February 13, 2025, the number of outstanding ordinary shares was 676,475,037 (excluding Treasury stock of 40,944,153 shares).
Documents Incorporated by Reference: Portions of CRH plc’s proxy statement to be prepared in connection with its 2025 Annual General Meeting (the 'Proxy Statement') are incorporated by reference into Part III of this Annual Report on Form 10-K. CRH plc intends to file the Proxy Statement with the SEC no later than 120 days following December 31, 2024.

EXPLANATORY NOTE
CRH plc (together with its consolidated subsidiaries, the 'Company’, 'CRH’, the ‘Group’, ‘we’, ‘us’ or ‘our’), a corporation organized under the laws of the Republic of Ireland, previously determined, as of June 30, 2024 (including as a result of more than 50% of its ordinary shares being held by U.S. residents), that it will no longer qualify as a foreign private issuer as defined under the U.S. Securities Exchange Act of 1934 (the ‘Exchange Act’).

Effective as of January 1, 2025, CRH is a U.S. domestic issuer.

CRH Form 10-K 4

Forward-Looking Statements – Safe Harbor Provisions Under The Private Securities Litigation Reform Act Of 1995
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
In particular, the following, among other statements, are all forward-looking in nature: plans and expectations regarding customer demand, pricing, costs, underlying drivers for growth in infrastructure, residential and non-residential activity, and macroeconomic and other trends in CRH’s markets, including onshoring, regulatory trends, and investment in technology, clean energy and manufacturing; plans and expectations regarding government funding initiatives and priorities, including the timing and amount of government funding and its effects on CRH’s business; plans and expectations regarding CRH’s strategy, expansionary capital expenditures, competitive advantages, growth opportunities, innovation, research and development and acquisitions and divestitures, including the timing for completion, tax and accounting effects and expected commercial benefits; plans and expectations regarding the outcome of pending legal proceedings and provisions for environmental and remediation costs; plans and expectations regarding the timing and amount of share buybacks and dividends, including the Board’s policy of consistent long-term dividend growth; expectations regarding taxation of U.S. holders of our shares, including applicability of Irish Dividend Withholding Tax (DWT) and Irish stamp duty; expectations regarding the Company’s income tax reserves and returns; plans and expectations regarding equity incentive plans and pension plans; plans and expectations regarding CRH’s balance sheet, capital allocation, financial capacity, accounting policies, cash flows and working capital; expectations regarding CRH’s ability to fund its long-term contractual obligations, maturing debt obligations, capital expenditures, and other liquidity requirements; plans and expectations regarding the Share Option Schemes; plans and expectations regarding CRH’s inclusion on certain equity indices; plans and expectations regarding the effect of existing and future laws, rules and regulations on CRH’s business; plans and expectations regarding human capital initiatives, workplace safety, sustainability and climate change, CRH’s decarbonization targets, sustainability-related initiatives and business opportunities, including investments, and the delivery of and consumer demand for sustainable solutions and products; and plans and expectations regarding the potential impact and evolving nature of risks and CRH’s management of such risks.
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
A number of material factors could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements, certain of which are beyond our control, and which include, among other factors: economic and financial conditions, including changes in interest rates, inflation, price volatility and/or labor and materials shortages; demand for infrastructure, residential and non-residential construction and our products in geographic markets in which we operate; increased competition and its impact on prices and market position; increases in energy, labor and/or other raw materials costs; adverse changes to laws and regulations, including in relation to climate change; the impact of unfavorable weather; investor and/or consumer sentiment regarding the importance of sustainable practices and products; availability of public sector funding for infrastructure programs; political uncertainty, including as a result of political and social conditions in the jurisdictions CRH operates in, or adverse political developments, including the ongoing geopolitical conflicts in Ukraine and the Middle East; failure to complete or successfully integrate acquisitions or make timely divestitures; cyber-attacks and exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks, including due to product failures. Additional factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those expressed by the forward-looking statements in this report including, but not limited to, the risks and uncertainties described herein and in “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2024 (the ‘Annual Report on Form 10-K’).

CRH Form 10-K 5

PART I

Item 1. Business
Overview
CRH is a leading provider of building materials that build, connect and improve our world. In 2024, the Company generated $35.6 billion of revenues, $3.5 billion of net income and $6.9 billion of Adjusted EBITDA*.1Since formation in 1970, CRH has evolved from being a supplier of base materials to solving complex construction challenges for our customers.
CRH’s differentiated solutions strategy uniquely integrates materials, products and services across the construction value chain, better serving our customers’ needs and driving repeat business while making construction simpler, safer and more sustainable.
The Company integrates essential materials (aggregates and cement), value-added building products as well as construction services, to provide our customers with complete connected solutions. CRH’s capabilities, innovation and technical expertise enable it to be a valuable partner for transportation and critical infrastructure projects, complex non-residential construction and outdoor living solutions.
CRH’s business addresses the needs of customers across infrastructure, non-residential and residential construction markets. In 2024, approximately 35% of revenues came from infrastructure (such as highways, streets, roads and bridges), 30% from non-residential construction (including construction and maintenance of critical water, energy and telecommunications projects, in addition to manufacturing, commercial, warehouse and data center facilities) and 35% from residential construction. Approximately 60% of revenues came from sales to new-build construction, while 40% of revenues came from repair and remodel activity.
Operating in 28 countries, the Company has market leadership positions in North America, Europe and Australia. In 2024, approximately 72% of net income and 74% of Adjusted EBITDA* was generated in North America. The United States is expected to be a key driver of future growth for CRH due to continued economic expansion, a growing population and significant public investment in construction. In 2024, approximately 28% of net income and 26% of Adjusted EBITDA* was generated by our International Division. Our International businesses, which benefit from strong economic and construction growth prospects as well as recurring repair and remodel demand, are an important strategic part of the Company. CRH intends to continue to expand its North American and International operations given significant government support for infrastructure and increasing demand for customer-connected solutions in major infrastructure and commercial projects.
CRH has a proven track record in value creation through acquisition which over the last decade has accounted for approximately 60% of the Company’s growth. We achieve this by acquiring businesses at attractive valuations and creating value by integrating them with our existing operations and generating synergies. The Company takes an active approach to portfolio management and continuously reviews the competitive landscape for attractive investment and divestiture opportunities to deliver further growth and value creation for shareholders. In 2024, CRH completed 40 acquisitions for a total consideration of $5.0 billion compared with $0.7 billion in 2023. The largest acquisition in 2024 was in our Americas Materials Solutions segment where the Company completed the acquisition of a portfolio of cement and readymixed concrete operations and assets in Texas. The Company also completed the acquisition of a majority stake (57%) in the Australian building materials business Adbri Ltd (Adbri) within our International Solutions segment.
CRH has a primary listing on the New York Stock Exchange (NYSE) and an international secondary listing on the London Stock Exchange (LSE) for its ordinary shares, each listing represented by the ticker symbol “CRH”. References to the 'Ordinary Shares' and 'Common Shares' refer to our ordinary shares of €0.32 each.
Effective as of January 1, 2025, CRH is a U.S. domestic issuer.
Customer-Connected Solutions
CRH’s strategy integrates building materials, products and services by providing them to customers as complete solutions that solve complex challenges across the built environment.
Essential Materials
Essential Materials, consisting of aggregates and cement, are the foundation of CRH’s strategy. Our vertically integrated businesses manufacture and supply these materials for use extensively in a wide range of construction applications, ranging from major road and infrastructure projects to the development and refurbishment of commercial buildings, private residences, public spaces and communities. Our deep materials and market knowledge, along with our extensive network of locations and assets, drive our performance and helps us deliver value to our customers. Customers typically range from national, regional and local governments to contractors and other construction product and service providers.
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
Building and Infrastructure Solutions
Our Building & Infrastructure Solutions connect, protect and transport critical water, energy and telecommunications infrastructure to help solve complex construction challenges. We integrate design, materials, products and engineering to enable the transition to a more sustainable and resilient built environment. Our products have a particular focus on the below-ground built environment where we are a leading provider of multi-material infrastructure that connects and protects the critical projects that enhance the daily lives of millions of people.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.1
CRH Form 10-K 6

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
Innovation and Sustainability
We are accelerating investment in innovation to develop a higher-performing and more sustainable built environment. Through our $250 million Venturing and Innovation Fund we are supporting the development of new technologies and innovative solutions to meet the increasingly complex needs of customers and evolving trends in construction. Our CRH Ventures platform partners with and invests strategically in construction and climate technology start-ups across the entire construction value chain, to pilot and scale cutting-edge and innovative technologies. Our ability to replicate and scale our innovation and technical expertise between geographies provides us with opportunities for further growth. Through our Innovation Center for Sustainable Construction (iCSC), we have a global network of experts across our businesses collaborating in the research, development and replication of innovative solutions.
Sustainability is deeply embedded in all aspects of our business and sustainability leadership is a key pillar of CRH’s purpose. CRH’s building materials solutions play an important role in shaping a more sustainable built environment and, in 2024, revenues from products with enhanced sustainability attributes1 was $14.6 billion, an increase of 5% compared with 2023 and an increase of 16% compared with 2022.
Our sustainability framework identifies three global challenges for society and the built environment: water, circularity and decarbonization. Our strategy focuses on transforming essential materials into value-added and innovative solutions to address these global challenges. By uniquely integrating our materials, products and services, we are positioned to capture further value and accelerate growth across CRH.
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
•Decarbonization: We are developing innovative solutions to support a low-carbon future. Our goals include reducing our absolute carbon emissions, minimizing operational carbon from our products and creating energy-efficient solutions to facilitate a clean energy transition.
In 2024, we continued to enhance our capabilities to meet these challenges through investment in innovative technologies. Two recent examples include our investment in FIDO AI, supporting the development of artificial intelligence leak detection software to accelerate our water infrastructure solutions in North America, as well as our strategic investment partnership with Sublime Systems, a U.S.-based company operating in the field of sustainable cement production. Through these efforts, we continue to develop and deliver innovative, climate-resilient solutions for our customers.
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
Business Segment Information
During the fourth quarter of 2024, the Company’s segments changed to three segments across two divisions. Refer to Note 20 “Segment information” in Item 8. “Financial Statements and Supplementary Data” for additional information.
Americas Division
CRH’s Americas Division comprises two segments: Americas Materials Solutions and Americas Building Solutions. The North American market’s positive fundamentals, including strong population growth and significant public investment in construction, is driving demand for CRH’s connected portfolio of materials, products and services. Over several decades, CRH has established difficult to replicate, leading positions of scale across the United States and Canada. The Division employs approximately 47,400 people at 2,008 locations across 48 states of the United States and seven Canadian provinces.
Americas Materials Solutions
Americas Materials Solutions provides building materials for the construction and maintenance of public infrastructure and commercial and residential buildings in North America. The primary materials produced by this segment include aggregates, cement, readymixed concrete and asphalt. This segment also provides paving and construction services for customers.
In 2024, this segment accounted for approximately 45% of CRH’s total revenues and 54% of Adjusted EBITDA. Approximately 50% of segment revenues came from infrastructure, 30% from non-residential construction and 20% from residential construction. New-build construction accounts for approximately 60% of segment revenues while the remaining 40% came from repair and remodel activity.
The Americas Materials Solutions segment leverages our benefits of scale, strong market knowledge, deep industry expertise and extensive array of essential materials to implement CRH’s strategy, offering value-added solutions which combine different types of materials, products and services to satisfy multiple customer needs. In turn, this enables CRH to provide a value-enhancing, differentiated experience, saving time and reducing logistical challenges for customers. Through this customer-connected approach CRH aims to reduce lead times and complexity, deepening relationships, driving repeat business and increasing the share of customer wallet spent on CRH products and services.
Vertical integration is a defining characteristic within this segment, enabling us to optimize production throughout the supply chain and to capture greater value. In order to support its operations, the Company has established a network of long-term reserves at quarry locations, predominantly adjacent to urban areas where demand for its materials and products is strongest.
1 Revenues from products with enhanced sustainability attributes is defined as revenues derived from those products that incorporate any, or a combination of: recycled materials; are produced using alternative energy and fuel sources; have a lower carbon footprint as compared to those products using traditional manufacturing processes; and are designed to specifically benefit the environment.

CRH Form 10-K 7

Americas Building Solutions
Americas Building Solutions manufactures, supplies and delivers high-quality, value-added, innovative solutions for the built environment in communities across North America. Products in this segment are highly specified, designed and engineered thereby adding value for the customer. This segment serves complex critical infrastructure (such as water, energy, transportation and telecommunications projects) and outdoor living solutions for enhancing private and public spaces.
In 2024, Americas Building Solutions accounted for approximately 20% of CRH’s total revenues and 20% of Adjusted EBITDA. Approximately 65% of segment revenues came from sales to residential, 25% to non-residential and 10% to infrastructure markets. Repair and remodel activity accounted for approximately 60% of segment revenues, with the remaining 40% from new-build construction.
This segment analyzes market trends, including increasing urbanization, demand for more sustainable construction and evolving customer preferences to devise high-quality, effective building product solutions. CRH’s ability to provide solutions which are tailored to the specific requirements of individual customer projects helps to drive competitive advantage and deliver sustainable growth in this segment.
International Division
CRH’s International Division, which comprises one segment, International Solutions, is a leading provider of integrated building solutions primarily across Europe and Australia. During the fourth quarter of 2024, the former Europe Materials Solutions and Europe Building Solutions segments were combined into this International Solutions segment reflecting how the business is managed. In Eastern Europe and Australia we see higher-growth potential through strong economic activity, while in Western Europe, CRH’s businesses operate in attractive markets backed by significant public infrastructure spending and region- wide programs that support construction activity. In these regions, CRH is experiencing increasing demand for its customer-connected solutions offering. The Division employs approximately 32,400 people at 1,808 locations across 27 countries.
International Solutions
International Solutions integrates building materials, products and services for the construction and renovation of public infrastructure, critical networks, commercial and residential buildings, and outdoor living spaces. CRH has established itself as a leader in its markets, enabling strong value creation through commercial excellence and performance improvement initiatives, while serving growing demand across the construction value chain for innovative and value-added products and services.
In 2024, this segment accounted for approximately 35% of CRH’s total revenues and 26% of Adjusted EBITDA. Approximately 35% of segment revenues came from infrastructure, 35% from residential construction, and 30% from non-residential construction. New-build construction accounted for approximately 70% of segment revenues, with the remaining 30% from repair and remodel activity.
Materials and Products
The following materials and products are produced and supplied by CRH’s connected portfolio of businesses.
Aggregates
Aggregates are naturally occurring mineral deposits such as granite, limestone and sandstone. CRH extracts these deposits and processes them for sale as aggregates products such as crushed stone, sand and gravel. Typically, aggregates are used in road and rail infrastructure, building foundations and in the production of products including concrete and asphalt. Annualized aggregates sales volumes2 in 2024 for the Americas Division and International Division were 229.8 million tons and 143.1 million tons, respectively.
Cement
Cement is produced from limestone reserves and is the primary binding agent in the production of concrete products, including readymixed concrete and mortars, which are used extensively throughout the built environment. Annualized cement sales volumes2 in 2024 for the Americas Division and International Division were 13.9 million tons and 35.7 million tons, respectively.
Concrete
Concrete is a highly versatile building material, comprised of aggregates bound together with cement and water. Readymixed concrete is the most commonly used form of concrete. It forms the foundations of buildings and homes, roads, tunnels and bridges, water management systems and clean energy structures. While readymixed concrete is supplied to customers for on-site casting, CRH’s infrastructural concrete businesses produce and supply precast and pre-stressed concrete products such as floor and wall elements, beams and vaults, pipes and manholes. These products are delivered to, and assembled at, construction sites where they are used throughout the modern built environment. Annualized readymixed concrete sales volumes2 in 2024 for the Americas Division and International Division were 17.4 million cubic yards and 21.1 million cubic yards, respectively.
Asphalt
Asphalt consists of aggregates bound together with bitumen and is widely used as a surface material in roads, bridges, airport runways, sidewalks and other amenities. In recent years, the use of recycled materials in asphalt has increased considerably. Using materials from existing road surfaces to produce new asphalt reduces the demand for virgin material, extends the life of our aggregates reserves and contributes to reducing the carbon footprint of the product. Recycled Asphalt Pavement (RAP) and Recycled Asphalt Shingles (RAS) are used extensively by CRH businesses to produce new asphalt products for road and other surfaces. Annualized asphalt sales volumes2 in 2024 for the Americas Division and International Division were 52.2 million tons and 10.0 million tons, respectively.
Building Products
CRH’s strategy of vertical integration utilizes our essential materials to produce a range of value-added building products and solutions. These include the manufacturing of concrete and polymer-based products such as underground vaults, drainage systems, enclosures and modular precast structures which are typically supplied to the water, energy, telecommunications and railroad markets. CRH also provides a range of engineered steel and polymer-based anchoring, fixing and connecting solutions for a variety of new-build construction applications.
2 Annualized sales volumes reflect the full-year impact of acquisitions and divestitures during the year and may vary from actual volumes sold. This includes volumes which are used internally (e.g. aggregates supplied internally for cement production).

CRH Form 10-K 8

Further, CRH manufactures a variety of concrete masonry, hardscape and related products including pavers, blocks and curbs, retaining walls and slabs. CRH also produces fencing and railing systems, composite decking, lawn and garden products and packaged concrete mixes. These products are supplied to residential, commercial and do-it-yourself (DIY) construction markets.
Key Trends and Opportunities
Key trends affecting the development of CRH's businesses include:
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

In addition, there are several industry-specific trends that are shaping how CRH evolves to meet the needs of its customers:
•Unprecedented levels of funding support for critical infrastructure and the onshoring of manufacturing activity;
•An evolving regulatory landscape driving increasing customer demand for innovative, connected solutions to deliver a more resilient and sustainable built environment; and
•Supply-side dynamics, such as labor constraints, driving increasing investment in automation, technology and digital solutions.
Environmental and Governmental
Regulations
Our operations in the United States are subject to federal, state and local laws, while our European operations are subject to national environmental laws and regulations stemming primarily from European Union (EU) directives and regulations. Our operations elsewhere are typically subject to both national and local regulatory requirements.
Compliance and Costs
Compliance with applicable regulations requires capital investment and ongoing expenditures for the operation and maintenance of systems and implementation of improvement programs. These include investments in licensing, permitting and monitoring, waste and water management plans, reductions in air emissions and energy consumption, promotion and protection of biodiversity, education and training, as well as employment of environmental specialists within CRH. These capital investments and expenditures were not material to CRH’s earnings, results of operations or financial condition in 2024 and 2023.
Management believes that its current provision for environmental and remediation costs is reasonable and that any potential non-compliance at its operations and facilities with applicable environmental laws and regulations is not likely to have a material adverse effect on CRH’s operations or financial condition. See Item 3. “Legal Proceedings" and Note 13 “Asset retirement obligations” in Item 8. “Financial Statements and Supplementary Data”.
Land and Environmental Management
We generally own or lease the real estate on which our main raw materials, aggregates and other minerals are located. As part of our vertically integrated business model, we have established an extensive global network of extractive sites comprised of 1,296 properties, of which 246,058 acres of land are owned and 129,818 acres are leased. These extractive sites provide us with the raw materials to manufacture various primary building materials, such as aggregates, cement, asphalt, readymixed concrete and concrete products. We offer these products directly for sale and integrate them into our downstream products and services. Materials produced by our aggregates and cement businesses, for example, can be supplied to our downstream businesses for use in our Road Solutions, Building & Infrastructure Solutions and Outdoor Living Solutions businesses.
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
CRH is also subject to multiple laws that require the Company, as a mine operator, to reclaim and restore properties after mining activities have ceased. As a result, we are required to record reasonable provisions for such reclamation in our Consolidated Financial Statements.
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
Climate Change
We believe the transition to a more sustainable built environment represents a significant commercial opportunity for CRH. We are well-positioned to support the increased demand for more sustainable products, which is underpinned by robust funding programs and regulatory policies in the geographies in which we operate. In addition, extreme weather events are increasing the need for more climate-resilient infrastructure.

CRH Form 10-K 9

CRH has an absolute carbon dioxide (CO2) emissions reduction target of 30% by 2030 (from a 2021 base year) inclusive of organic business growth. The Science Based Targets initiative (SBTi) has validated our targets3 in line with a 1.5°C trajectory. A significant portion of the actions required to deliver on the 2030 roadmap are based on known technologies, well-established operational excellence programs and activities in which CRH has a proven track record of delivery. CRH’s roadmap includes incremental capital expenditure of approximately $150 million per annum on average, which is subject to strict internal investment criteria and the net business benefit is expected to increase revenues and profitability.
In 2024, our Scope 1 and 2 absolute carbon emissions decreased by 4%, from 31.0 million tonnes4 in 2023 to 29.7 million tonnes in 2024, as we made further progress implementing the key levers in our decarbonization roadmap which offset the impact of an increase in emissions arising from changes in our business portfolio. Our cement-specific net CO2 emissions per tonne of cementitious product reduced to 537kg (562kg in 2023). We are also continuing to advance our contribution to the circular economy, preserving scarce natural resources and using more recycled materials in construction. In 2024, we recycled 44.7 million tonnes of by-products and wastes, sourced internally and from other industries, for use as alternative materials and fuels in our products and processes (43.9 million tonnes in 2023).
Supply Chain
CRH employs a dedicated global purchasing team and its supply chain combines vertical integration as well as external suppliers and service providers to deliver products to customers in various markets.
As outlined on page 9, CRH owns or leases the real estate on which its main raw materials are located and has established an extensive global network of quarries. As part of its vertically integrated business model, the raw materials from these quarries are used to manufacture primary building materials, such as aggregates, cement, asphalt, readymixed concrete and concrete products, which are offered directly for sale or integrated into downstream products and services.
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
CRH also utilizes various external suppliers and service providers throughout its business in addition to its internal supply chains, which enables it to economically source various raw materials, equipment and other inputs and to transport finished product to customers. The Company is committed to establishing a sustainable and resilient supply chain. The Company takes an active approach to monitoring the resilience of its supply chain and ensures that it has access to a satisfactory level of required inputs at all times.
Seasonality
Activity in the construction industry is dependent to a considerable extent on the seasonal impact of weather on the Company’s operating locations, with periods of higher activity in some markets during spring and summer which may reduce significantly in winter due to inclement conditions and extreme weather events. In addition to impacting demand for our products and services, adverse weather can negatively impact the production processes for a variety of reasons. For example, workers may not be able to work outdoors in sustained high temperatures and heavy rainfall and/or other unfavorable weather conditions.
Competitive Environment
CRH is a market leader in many of the construction markets it operates in across North America, Europe and Australia. CRH prioritizes investment in markets with attractive fundamentals including population and economic growth, which drive demand for construction. Many of the markets in which CRH operates are highly fragmented, and as a result, CRH products and services face strong competition. The Company’s profits are sensitive to changes in volumes and prices which are impacted from time to time by competitive conditions experienced in different markets.
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
4 Note all sustainability metrics are presented in metric tonnes. Scope 1, 2 and 3 absolute CO2 emissions were 47.1 million tonnes in 2024 (44.1 million tonnes in 2023).

CRH Form 10-K 10

Intellectual Property and Research & Development
CRH relies on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect its proprietary assets and brands. CRH has registered or applied for registration of trademarks, service marks and internet domain names, both domestically and internationally, where appropriate.
CRH engages in ongoing research & development projects to improve existing and develop new technologies that will empower more sustainable forms of construction in the future. The Company’s research initiatives include:
•A $250 million Venturing and Innovation Fund to support the development of new technologies and innovative solutions. To date, research initiatives across the Company include hydrogen use, CO2 mineralization projects, novel cements, artificial intelligence technology and Carbon Capture Usage and Storage (CCUS);
•CRH Ventures, the Company’s venture capital arm, invests in, and partners with, construction technology and climate technology companies across the construction value chain to pilot and scale new technologies and innovations that will enable safer, smarter and more sustainable construction; and
•iCSC, CRH’s global center of excellence provides expertise and leadership to identify and analyze global market and construction trends and new growth opportunities to maximize the value of sustainable innovation. The iCSC incorporates a global network of laboratories and experts at CRH’s operating companies collaborating to advance research on sustainable building materials and processes, such as low-carbon cement and concrete.
Through these initiatives, CRH is supporting the development of new technologies and innovative solutions to meet the increasingly complex needs of customers and evolving trends in construction.
Human Capital Resources
People are our priority, and we believe that building a safe and inclusive work environment that empowers and inspires our global workforce is core to our success. In 2024, we employed approximately 79,800 people at 3,816 locations in 28 countries, of which approximately 47,400 were in the Americas Division and 32,400 in the International Division. Some of our businesses are seasonal in nature which results in peaks and troughs in employment numbers across certain sections of our workforce. These changes are managed through fair and flexible hiring practices.
Safety and Well-Being
The safety and well-being (including physical and mental health) of our employees, contractors and other stakeholders is embedded in CRH’s values. Our ambition is to have a culture of safety and wellness working towards zero harm, with a target of zero fatalities in any year. The Safety, Environment & Social Responsibility Committee, a Board committee, receives regular reports in relation to safety indicators.
CRH invests substantial time, effort and financial resources to comply with applicable regulations and ensure a safe workplace. In 2024, 94% of our locations had zero accidents and we achieved a lost time incident rate of 0.22 based on the number of incidents per 200,000 work hours for employees and contractors globally. We continue to monitor near misses, prioritizing those high potential learning events to achieve our goal of zero harm. We also invest in initiatives and programs across CRH, including training, technologies and our equipment to increase the standard of safety across our operations and reduce risks. CRH further supports our employees through our health and well-being programs providing tools, social support and strategies for physical and mental health.
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
Employee Engagement
Employee engagement is critical in generating insights regarding CRH’s performance culture, training and career development opportunities, safety culture, corporate purpose, initiatives to support inclusion and overall strategy. The Board has delegated responsibility for the management of employee engagement to the Nomination & Corporate Governance Committee. Through employee engagement, we gain a better understanding of what matters most to our employees. We continue to adapt engagement strategies, ways of working and leadership development approaches based on employee feedback.
Working with the executive leadership team (Global Leadership Team), CRH develops action plans based on the results of these engagements. The proximity of our senior leaders to daily operations across CRH is a key reason for the Company's continued success and enables dynamic engagement across our operations.
We operate both unionized and non-unionized workplaces.
Learning and Development
We are focused on creating a global workforce that will drive performance now and for years to come. Learning and development is integral to embedding our culture and values, ensuring compliance with policies and attracting, retaining and developing top talent. We invest in talent development throughout our businesses, empowering our employees across all levels of education and employment to grow their careers through personal and professional development opportunities to ensure we have a pipeline of talent in place for the next generation of leaders at CRH. We continue to roll out our Frontline Leadership Program, which provides leadership development training for frontline supervisors across CRH, advancing the skills of our employees across a range of programs such as management, inclusive leadership and safety. We have also established multiple training and compliance programs to support appropriate conduct, including mandatory annual trainings regarding anti-bribery, anti-fraud and anti-theft topics.
Inclusion and Engagement
At CRH, we want to enhance and sustain a culture where fairness, inclusion and belonging are achievable for everyone. The Board and management team are committed to building a respectful and inclusive culture where talented people of all backgrounds have opportunities and can perform at their best. CRH has an engagement strategy which is built on, among other things, a firm commitment to nurture respect and inclusion as a core capability.
CRH promoted our inclusion and engagement goals through a range of initiatives and developments in 2024, including the development of new toolkits, forums and supports for our Employee Resource Groups (ERGs). Our ERGs are voluntary, employee-led groups, open to all employees including allies. Their aim is to foster an inclusive workplace by strengthening communication, community and employee experience.

CRH Form 10-K 11

Available Information
The Company maintains an internet address at www.crh.com and makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, which are available as soon as reasonably practicable after CRH files or furnishes such information to the SEC. The Company also posts its proxy statements on its corporate website. Investors may also access such documents via the SEC’s website at www.sec.gov.
References in this document to other documents on the CRH website are included only as an aid to their location and are not incorporated by reference into this Annual Report on Form 10-K. CRH’s website provides the full text of earnings updates, and copies of presentations to analysts and investors.
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
We post on our website news releases, announcements and other statements about our business performance, results of operations and sustainability matters, some of which may contain information that may be deemed material to investors. Additionally, we use our LinkedIn account (www.linkedin.com/company/crh), as well as our other social media channels from time to time, to post announcements that may contain information that may be deemed material to investors. Our executive officers may use similar social media channels to disclose public information. We encourage investors, the media and others interested in CRH to review the business and financial information we or our executive officers post on our website and the social media channels identified above. Information on CRH’s website or such social media channels does not form part of, and is not incorporated into, this Annual Report on Form 10-K.

CRH Form 10-K 12

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
In addition, CRH may also be negatively impacted by fluctuations in the price of fuel and principal energy-related raw materials, which accounted for approximately 10% of total revenues in 2024, compared to 11% in 2023, with no guarantee that the Company will continue to be able to absorb these inflationary pressures.
Government Infrastructure Spending
CRH’s financial performance may be adversely impacted by reductions or delays in government infrastructure spending.
A significant percentage of the Company’s products and/or services is consumed by public infrastructure projects, including the construction of highways and bridges. Accordingly, demand for our products may be impacted by adverse changes in public policy, as well as the financial resources and investment strategy of government bodies in our markets. The allocation of government funding for public infrastructure programs is a key driver for our markets, such as the infrastructure elements of the Infrastructure Investment and Jobs Act (IIJA) in the United States, and large European infrastructure initiatives.
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
CRH primarily operates across North America, Europe and Australia. The economies of these countries in which we operate are broadly stable. However, they are at varying stages of development, which presents multiple risks and uncertainties that could adversely affect the Company’s operations and financial results. These risks and uncertainties include:
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

CRH Form 10-K 13

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
People Management
CRH may not achieve its strategic objectives if it is not successful in attracting, engaging, retaining and developing employees with the required skill sets, planning for leadership succession, developing an engaged and inclusive workforce, and building constructive relationships with collective representation groups.
The identification and subsequent assessment, management, development and deployment of talented individuals is of major importance in continuing to deliver on the Company’s strategy and in ensuring that succession planning objectives for key executive roles throughout its international operations are satisfied. As well as ensuring the Company identifies, hires, integrates, engages, develops and promotes talent, the Company must attract and retain a broad workforce representing diversity of thought and perspective and maintain an inclusive working environment. Our ability to achieve these objectives depends on the availability of a pool of workers with the required training and skills, and the attractiveness of our employer value proposition compared with competing employers.
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
Reserve estimates and projections of production rates of the minerals used in the Company’s products inherently contain numerous assumptions and uncertainties, that, for example, may depend upon geological interpretation, and statistical inferences or assumptions drawn from drilling and sampling analysis. If such interpretations, inferences or assumptions are subsequently proven incorrect and differ materially from actual geological conditions and/or production rates, we may exhaust reserves more quickly than anticipated over the long-term.
The failure to plan adequately for current and future extraction and utilization or to ensure ongoing compliance with requirements of issuing authorities could lead to operational disruptions and negatively affect our long-term financial results. For additional information on the Company’s reserves position, see pages 22 to 26.
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

CRH Form 10-K 14

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
•Technology: The Company has publicly set itself carbon emission reduction goals and ambitions, the delivery of which may depend on the rapid advancement of technologies, such as CCUS, that are still in early prototype or development phases. If our assumptions as to technology development timelines and/or our ability to economically access them prove inaccurate, we may be unable to deliver our emissions targets.
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
CRH, through its $250 million Venturing and Innovation Fund, makes investments in early stage ventures focused on construction, sustainability and digitalization technology whose products and services may offer us future competitive advantage.
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

CRH Form 10-K 15

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
In addition to damaging equipment, extreme weather events could also disrupt operations through delaying project start dates, extending product curing times, and/or disrupting infrastructure on which we depend including power and water networks. In addition, the manual nature of some of our manufacturing processes and infrastructure projects, including highway construction and maintenance, creates a high level of dependency on our highly skilled workforce. Any event that materially inhibits our people from being able to work, including an inability to get to our facilities and/or customer sites or widespread sickness/pandemic, could materially disrupt our operations, with adverse impacts on financial performance.
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

CRH Form 10-K 16

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
As an Irish incorporated company, with a primary listing on the NYSE and an international secondary listing on the LSE, CRH must comply with a wide variety of local and international laws and regulations, including the Irish Companies Act, U.S. securities laws and regulations, NYSE listing requirements, the Market Abuse Regulation, the Disclosure Guidance and Transparency Rules, and other relevant legislation and regulation. The Company is also subject to various statutes, regulations and laws affecting land usage, zoning, labor and employment practices, competition/anti-trust, financial reporting, taxation, anti-fraud and theft, anti-bribery, anti-corruption, governance, data protection and data privacy and security, environmental, health and safety, and international trade and sanctions laws, among other matters.
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
In addition, we are incorporated under Irish law, which treats interested director and officer transactions and shareholder lawsuits differently than the laws generally applicable to U.S.-incorporated corporations and our shareholders may thus have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As we are an Irish company, the duties of our directors and officers are generally owed to CRH plc. Our shareholders will generally not have a personal right of action against our directors or officers and in limited circumstances only may exercise rights of action on behalf of the Company.
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
Risks related to Company financing that could affect its operations and/or financial performance are discussed as follows:
Interest rate and leverage risks
As at December 31, 2024, the Company had outstanding gross indebtedness, including overdrafts, finance lease liabilities and the impact of derivatives, of approximately $14.3 billion, compared to $11.8 billion in 2023, and cash and cash equivalents and restricted cash of approximately $3.8 billion, compared to $6.4 billion in 2023. The Company uses interest rate swaps to manage its interest rate profile. While current leverage is low, acquisition activity could adversely impact operating and financial flexibility as well as financial position. There can be no assurance that the Company will not be adversely impacted by increases in borrowing costs in the future.

CRH Form 10-K 17

Foreign currency risks
If the Company’s reporting currency weakens relative to the basket of foreign currencies in which Net Debt*5is denominated (including the euro, Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Polish Zloty, and Swiss Franc), the Net Debt* balance would increase; the converse would apply if the Company’s reporting currency was to strengthen. Where economically feasible, Net Debt* is maintained in the same relative ratio as capital employed to act as an economic hedge of the underlying currency assets.
Counterparty risks
Insolvency of the financial institutions with which the Company conducts business or a downgrade in their credit ratings may lead to losses in the cash balances that the Company holds with such financial institutions or losses in derivative transactions that the Company has entered into with these parties and may render it more difficult for the Company to utilize existing debt capacity or otherwise obtain financing for operations. The Company holds significant cash and cash equivalents and restricted cash on deposit and derivative transactions with a variety of highly rated financial institutions which at December 31, 2024, totaled $3.8 billion and $27 million, compared to $6.4 billion and $37 million, respectively, in 2023. In addition, certain of the Company’s activities give rise to significant amounts receivable from counterparties at the balance sheet date; at December 31, 2024, this balance was $4.4 billion and in 2023 this balance was $4.1 billion.
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
Foreign Currency Translation
A proportion of CRH’s revenues are in currencies other than its reporting currency, and adverse changes in exchange rates could negatively affect retained earnings.
The principal foreign exchange risks to which the Consolidated Financial Statements are exposed pertain to (i) adverse movements in reported results when translated into the reporting currency; and (ii) declines in the reporting currency value of net investments which are denominated in a wide basket of currencies other than the reporting currency.
Given the geographic spread of the Company, a significant proportion of its revenues, expenses, assets and liabilities are denominated in currencies other than the Company’s reporting currency, including the euro, Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Polish Zloty, and Swiss Franc. From year to year, adverse changes in the exchange rates used to translate these and other foreign currencies into the reporting currency have impacted and will continue to impact consolidated results.

5** Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.

CRH Form 10-K 18

Goodwill Impairment
CRH may be required to write-down its goodwill, which could have an adverse impact on the Company’s retained earnings.
Significant underperformance in any of the Company’s major reporting units or the divestiture of businesses in the future may give rise to a material write-down of goodwill. While a non-cash item, a material write-down of goodwill could have a substantial impact on the Company’s retained earnings.
Under U.S. GAAP, goodwill and indefinite-lived intangible assets are subject to annual impairment testing, or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A detailed discussion of the impairment testing process, the key assumptions used, the results of that testing and the related sensitivity analysis is contained in section “Critical Accounting Estimates” of Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” on page 46.
Accounting Estimates
CRH’s financial reporting requires the use of accounting estimates for a number of significant items.
The accounting standards used in preparation of our audited Consolidated Financial Statements are complex and involve the making of significant estimates and assumptions in their interpretation and application that are inherently uncertain and/or require subjective judgments. In the event these assumptions and/or judgments prove incorrect or different values were to be applied (e.g. through the adoption of different methods of calculation), our reported financial results could be materially higher or lower. We make accounting estimates in relation to a wide range of matters that are relevant to our business, such as impairment of long-lived assets, business combinations, impairment of goodwill, pension and other postretirement benefits, tax matters and litigation, including self-insurance and environmental compliance costs.
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
We cannot guarantee that we will pay or maintain dividends at their current level, or effect other future returns of capital (including, without limitation, share repurchases). Our ability to pay dividends or effect other returns of capital depends on factors such as our financial performance, cash flow requirements, business outlook, working capital requirements, interest expenses, economic climate, regulatory considerations, and any other factors deemed significant by the Board in exercising its discretion to return capital. In addition, under Irish law dividends may only be paid, and share repurchases and redemptions must generally be funded only, out of distributable reserves.
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
Relocation of Primary Listing
CRH faces risks associated with the relocation of our primary listing.
On September 25, 2023, CRH relocated the primary listing of its ordinary shares from the LSE to the NYSE. The Company has an international secondary listing on the LSE and accordingly our ordinary shares are now listed on both exchanges. As a result of the relocation of the primary listing CRH has ceased to be eligible for inclusion in certain UK and European equity indices.
Following the transition to the NYSE, CRH has been added to the MSCI USA Equity Index, the S&P TMI Index and the Russell 1000 Equity Index. The Company aims to be included in other relevant equity indices for which it believes it is eligible, including the S&P 500 Index. Inclusion is however at the discretion of the respective index providers. There is a risk that the Company may not be admitted, which may adversely affect the price and liquidity of the ordinary shares.

Item 1B. Unresolved Staff Comments
None.

CRH Form 10-K 19

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
CRH leverages its Enterprise Risk Management (ERM) framework, which accords with internationally recognized standards, to identify, assess, respond, monitor and report material cybersecurity risks facing the Company. CRH manages cybersecurity risk at multiple levels within the Company. Given CRH’s wide geographic spread, the frequency and possible scale of acquisition activity, the diversity of the types of IT systems operated by CRH companies and the decentralized nature of its operations, CRH implements an amalgam of centralized and decentralized processes for IT management. Under this model, Company-level management and the management of CRH’s operating companies and business units share responsibility for cybersecurity management and collaborate on assessing, identifying, and managing material risks.
CRH’s operating companies and business units use a variety of tools and processes to identify and manage material cybersecurity risks. CRH utilizes multiple monitoring tools and practices to identify and detect unusual activities and/or potential cybersecurity incidents, including potential system breaches, and to verify the effectiveness of protective measures. CRH’s operating companies and business units implement various risk mitigation strategies, including continuously strengthening security measures, improving incident response plans through post-incident evaluations and assessments, investing in security technologies, providing regular and focused employee training, and transferring risk through cybersecurity insurance.
At the Group level, CRH conducts a semi-annual bottom-up risk assessment focused on CRH’s operating companies and business units, including cybersecurity-related risks, which evaluates the impact and likelihood of the identified cyber risks and the effectiveness of existing security measures, policies, and procedures. CRH also requires that each operating company completes a self-assessment regarding its cyber controls and risk, including user awareness training, email security protection, multi-factor authentication, system patch management, identity management, network segregation, antivirus and web protections, asset inventory, privileged access management, logging, monitoring, and incident response capabilities.
As described further below under “Cybersecurity Governance”, CRH’s Board and senior management receive regular briefings on cybersecurity risks facing CRH and are closely involved in identifying cybersecurity risks, developing CRH’s plan for managing such risks, and continuously refining CRH’s cyber defenses in response to the information gathered through the above-mentioned risk assessments.
To manage the risk of a material impact on CRH’s operations or financial performance due to a cybersecurity incident, CRH has implemented a mandatory Cybersecurity Incident Escalation Standard as part of its Company-wide Information Security Policy. This Standard, which is supported by relevant guidelines and procedural documentation, provides a structured approach adapted to the systems of each CRH operating company and business unit to manage the incident response process through a series of pre-defined phases, including triage, containment, eradication, recovery, and post-incident analysis.
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
The Audit Committee receives updates at least annually from the Chief Information Security Officer (CISO) on the design and progress of key information security initiatives in addition to regular briefings on cybersecurity and management of cybersecurity-related risks from relevant members of management, including the Head of ERM and our CISO. Recent updates from the CISO have focused on the Company’s information security strategy, ongoing security assessments and ongoing projects. The Audit Committee is responsible for updating the Board on identified risks related to cybersecurity.
Our Global Leadership Team is responsible for the execution of CRH’s strategy and governance, including implementation and review of our ERM framework, which has identified cybersecurity as a core risk for CRH. CRH has established the role of CISO to provide technical leadership on a day-to-day basis in assessing and managing the Company’s material cybersecurity risks and liaising with the chief information officers of CRH’s Divisions. Our CISO has 25 years of experience working in IT, including more than a decade spent in prior technical and senior management roles related to cybersecurity. The divisional chief information officers have in excess of 20 years of experience, on average, in IT-related and cybersecurity-related roles and, together with the CISO, hold a variety of recognized and specialized credentials related to cybersecurity and IT.
CRH also maintains a Company-wide incident response function centered in our Group Information Security (GIS) team, led by the CISO. GIS responds to potential incidents across CRH in accordance with predetermined severity classifications. In line with CRH’s Cybersecurity Incident Escalation Standard and supporting guidelines and procedural documentation, incidents that are deemed potentially material to the Company and/or which may lead to the exposure of confidential or sensitive data are immediately escalated to GIS for review and, as necessary, mitigation and remediation actions are taken. GIS and the CISO also review regular attestation reports that are required to be prepared by CRH’s operating companies and business units regarding cybersecurity incidents that did not meet the threshold for immediate escalation.
Following cybersecurity incidents, GIS, in conjunction with members of management of CRH’s operating companies and business units as necessary, conduct post-incident analysis and exercises designed to strengthen CRH’s cybersecurity practices. The Risk Committee and Global Leadership Team are briefed on the occurrence, mitigation and remediation of cybersecurity incidents on a regular basis, including ad-hoc briefings covering significant or potentially material incidents.
CRH Form 10-K 20

The Risk Committee, which is made up of our Chief Financial Officer, Group General Counsel, Chief Operating Officer and the Divisional Presidents of CRH Americas and CRH International, is the executive oversight body for risk management, including cybersecurity risks and the work of the CISO, GIS and related teams. The Risk Committee meets quarterly with the Head of ERM to assess risks facing CRH, and, on an as-needed basis, meets with other members of CRH management regarding cybersecurity risks and developments. The Risk Committee also reviews the half-yearly risk updates that are provided to the Audit Committee prior to dissemination.

Item 2. Properties
As of February 13, 2025, we had a total of 3,816 operating locations:

	Americas Materials Solutions	Americas Building Solutions	International Solutions
United States	1,608	307	10
Europe	–	4	1,587
Rest of World	66	23	211
Total	1,674	334	1,808
Our building materials operating locations include product production facilities, mobile plants and retail facilities. Some of these operating locations are located on the same sites as our mining properties described below under the heading “Mineral Reserves and Resources: Background”. Significant building materials operating locations for CRH’s subsidiaries, as of December 31, 2024, are the cement facilities in the United States, Canada, United Kingdom, Ireland, France, Poland, Ukraine, Romania, Slovakia, Australia and the Philippines. These facilities include plant and equipment such as kilns, crushers, calciners, coolers, and silos used to process limestone and other raw materials into cement as well as equipment used to extract and transport limestone from CRH quarries. The clinker (the key intermediate product in the manufacture of cement) capacity for our significant building material locations is set out in the table below:

	Country	Number of Plants	Average Clinker Capacity (tons per hour)
Americas Materials Solutions
South	United States	4	602
West	United States	6	780
Great Lakes	United States, Canada	2	298
International Solutions
Western Europe	United Kingdom, Ireland, France	8	898
Central & Eastern Europe	Poland, Ukraine, Romania, Slovakia	8	1,712
Australia	Australia	2	204
Philippines	Philippines	5	714
During 2024, CRH’s material cement kilns operated on average at 73% utilization.

Our building solutions businesses have many types of manufacturing facilities including paver, masonry, precast, pipe, dry-mix, fencing and railing and lawn and garden plants. These facilities include plant and equipment such as automated presses, batching systems, packaging equipment, kilns, coolers and silos which are used to turn raw materials into finished goods for our cementitious products as well as equipment such as presses, extruders and molds which are used in the fencing, railing, plastic pipe, trench and metals and enclosure businesses.
Other Properties
In addition to the properties described above and those disclosed under the heading “Mineral Reserves and Resources: Background”, CRH has corporate offices in New York, New York (leased) and Dublin, Ireland (owned). The Company also leases administrative offices for each of its two Divisions, including a CRH Americas divisional headquarters in Atlanta, Georgia and a CRH International divisional headquarters in Amsterdam, Netherlands.
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

CRH Form 10-K 21

Mineral Reserves And Resources
Background
CRH’s mineral reserves (reserves) and mineral resources (resources) for the production of primary building materials (which encompasses aggregates (crushed stone, sand and gravel), cement and lime, asphalt, readymixed concrete and concrete products) fall into a variety of categories spanning a wide number of rock types and geological classifications. These reserves and resources are found within our extensive network of quarry locations in attractive local markets globally. This disclosure of the Company’s mining properties has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (Subpart 1300). As of December 31, 2024, the Company has 1,296 mining properties with 246,058 acres of owned and 129,818 acres of leased land, respectively, as disclosed in the table on page 25 the locations of which are presented by geographic location in the maps on page 26.
None of CRH’s mineral-bearing properties are individually material to the Company as of December 31, 2024. A summary disclosure of CRH’s mining operations is provided on pages 23 to 26.
As of December 31, 2024, the Company’s reserves and resources estimations of 26,685 million tons and 11,573 million tons, respectively, as disclosed on pages 23 to 24, are calculated in accordance with Subpart 1300. The Company’s reserves and resources disclosures may not be comparable to similar disclosures disclosed in accordance with the requirements of other countries and should be read in conjunction with the disclosures that follow on pages 23 to 26.
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
The Company’s estimate of 26,685 million tons of reserves, as disclosed on page 23 analyzed by rock type (Hard rock, Sand & Gravel and Other), are of recoverable stone, sand, and gravel of suitable quality for economic extraction, based on drilling and studies by the Company’s geologists and engineers. These estimates also consider reasonable economic and operating constraints as to maximum depth of overburden and stone excavation and are subject to permitting or other restrictions.
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
Resources
A mineral resource is defined in Subpart 1300 as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable”. Resources are classified into three categories, inferred, indicated or measured resources, in order of increasing geological confidence. Indicated or measured resources can be converted to reserves by the application of certain modifying factors which include, but are not limited to, consideration of mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental compliance, plans, negotiations, or agreements with local individuals or groups, and governmental factors. There is no certainty that any of the resources disclosed on page 24 will be converted into reserves. Resources have not been fully assessed using modifying factors, however, an initial assessment has been completed in accordance with Subpart 1300.
Internal Controls
CRH has established appropriate governance processes to support the publication of our 2024 reserves and resources disclosures. Reserve and resource estimates are subject to annual review by each of the relevant operating companies across the Company in conjunction with the relevant qualified persons. CRH has established and maintains a number of internal controls to address the risks inherent in the mineral reserves and resources reporting process. These internal controls have been embedded into the local control environments and operate across the business, including controls at an operating company, divisional and Group level.
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

CRH Form 10-K 22

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
In addition, to provide further assurance over the Company’s mineral reserves and resources reporting process, the Company’s Internal Audit function completed a limited scope review across a sample of material reporting entities on the operation of these internal controls as of December 31, 2024.
The table below presents, by segment and geographic location, the tons of proven and probable aggregates, cement and lime mineral reserves at December 31, 2024, and the related percentages by rock type.

		Reserves
		Proven				Probable				Total Reserves (i) (ii)
	Country	Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type
			Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other
Aggregates
Americas Materials Solutions	United States	8,067	76%	16%	8%	9,745	86%	8%	6%	17,812	81%	12%	7%
	Canada	456	70%	30%	–	169	84%	16%	–	625	74%	26%	–
International Solutions	Western Europe (UK, IE, FR, ES, DK, FI) (iv)	1,993	82%	18%	–	1,262	93%	7%	–	3,255	86%	14%	–
	Central & Eastern Europe (PL, RO, SK, CH, HU) (iv)	267	82%	18%	–	232	51%	49%	–	499	68%	32%	–
	Australia	476	89%	11%	–	227	95%	5%	–	703	91%	9%	–
	Philippines	54	100%	–	–	5	100%	–	–	59	100%	–	–
Subtotal		11,313	78%	17%	5%	11,640	86%	9%	5%	22,953	82%	13%	5%

Cement
Americas Materials Solutions	United States	745	98%	–	2%	272	100%	–	–	1,017	98%	–	2%
	Canada	159	100%	–	–	22	100%	–	–	181	100%	–	–
International Solutions	Western Europe (UK, IE, FR, ES) (iv)	407	96%	–	4%	151	94%	–	6%	558	96%	–	4%
	Central & Eastern Europe (DE, PL, RO, RS, SK, CH, UA) (iv)	695	95%	1%	4%	563	85%	3%	12%	1,258	91%	2%	7%
	Australia	145	100%	–	–	1	–	–	100%	146	99%	–	1%
	Philippines	455	69%	7%	24%	58	84%	–	16%	513	70%	6%	24%
Subtotal		2,606	92%	2%	6%	1,067	91%	1%	8%	3,673	92%	1%	7%

Lime
International Solutions	Australia	30	30%	70%	–	29	94%	6%	–	59	61%	39%	–
Subtotal		30	30%	70%	–	29	94%	6%	–	59	61%	39%	–
Total		13,949	80%	14%	6%	12,736	86%	8%	6%	26,685	83%	11%	6%
(i)    CRH has no individually material mineral-bearing properties requiring individual property disclosure under Subpart 1300.
(ii)    CRH’s point of reference for the estimation of the Company’s mineral reserves is “in-situ” reserves.
(iii)    All reserves quantities are quoted in millions of short tons.
(iv)    The country and their respective codes are Denmark: DK, Finland: FI, France: FR, Germany: DE, Hungary: HU, Ireland: IE, Poland: PL, Romania: RO, Serbia: RS, Slovakia: SK, Spain: ES, Switzerland: CH, Ukraine: UA, United Kingdom: UK.
CRH’s mineral reserves and resources are used predominantly for the production and sale of aggregates, cement and lime. The average sales price for the period January 1, 2024, to October 31, 2024, for aggregates and cement was $18.5 and $135.4 per ton, respectively, for our Americas Materials Solutions’ businesses and $12.0 and $119.3 per ton, respectively, for our International Solutions’ businesses. The average sales price for lime within our International Solutions' businesses over this time period was $165.6 per ton. These prices, which are used for estimation of both mineral reserves and resources, are impacted by product mix, geographic location and foreign currency.

CRH Form 10-K 23

The table below presents, by segment and geographic location, the tons of measured, indicated and inferred aggregates, cement and lime resources as of December 31, 2024, and the related percentage of these resources by rock type. CRH’s mineral resources in the table below are disclosed exclusive of mineral reserves.

Resources
		Measured				Indicated				Total Measured & Indicated				Inferred				Total Resources (i) (ii)
	Country	Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type
			Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other
Aggregates
Americas Materials Solutions	United States	1,014	92%	5%	3%	1,583	82%	17%	1%	2,597	86%	12%	2%	4,333	75%	23%	2%	6,930
	Canada	354	94%	6%	–	—	—	—	—	354	94%	6%	–	96	100%	–	–	450
International Solutions	Western Europe (UK, IE, FR, ES, DK, FI) (iv)	331	20%	80%	–	571	80%	19%	1%	902	58%	42%	–	403	92%	8%	–	1,305
	Central & Eastern Europe (RO, SK, CH) (iv)	248	76%	24%	–	52	78%	22%	–	300	76%	24%	–	16	14%	86%	–	316
	Australia	26	100%	–	–	347	67%	33%	–	373	70%	30%	–	516	100%	–	–	889
Subtotal		1,973	79%	19%	2%	2,553	79%	20%	1%	4,526	79%	20%	1%	5,364	78%	20%	2%	9,890

Cement
Americas Materials Solutions	United States	38	85%	–	15%	40	93%	–	7%	78	89%	–	11%	316	100%	—	–	394
	Canada	49	89%	–	11%	—	—	–	—	49	89%	–	11%	—	—	—	–	49
International Solutions	Western Europe (UK, IE, FR, ES) (iv)	138	100%	–	–	62	90%	–	10%	200	97%	–	3%	47	95%	5%	–	247
	Central & Eastern Europe (DE, RO, SK, UA) (iv)	347	57%	–	43%	205	71%	–	29%	552	62%	–	38%	115	100%	–	–	667
	Australia	2	100%	–	–	–	–	–	–	2	100%	–	–	2	100%	–	–	4
	Philippines	–	–	–	–	–	–	–	–	–	–	–	–	32	99%	1%	–	32
Subtotal		574	72%	–	28%	307	78%	–	22%	881	74%	–	26%	512	100%	–	–	1,393

Lime
International Solutions	Australia	71	82%	18%	–	218	48%	52%	–	289	56%	44%	–	1	–	100%	–	290
Subtotal		71	82%	18%	–	218	48%	52%	–	289	56%	44%	–	1	–	100%	–	290
Total		2,618	78%	15%	7%	3,078	77%	20%	3%	5,696	77%	18%	5%	5,877	80%	18%	2%	11,573
(i)    CRH has no individually material mineral-bearing properties requiring individual property disclosure under Subpart 1300.
(ii)    CRH’s point of reference for the estimation of the Company’s mineral resources is “in-situ” resources.
(iii)    All resources quantities are quoted in millions of short tons.
(iv)    The country and their respective codes are Denmark: DK, Finland: FI, France: FR, Germany: DE, Hungary: HU, Ireland: IE, Poland: PL, Romania: RO, Slovakia: SK, Spain: ES, Switzerland: CH, Ukraine: UA, United Kingdom: UK.

CRH Form 10-K 24

The table below outlines the number of facilities by segment and geographic location along with the annualized extraction (in millions of tons) for each of the three years ending December 31, 2024.

	Country	No. of Quarries /pits	Surface acreage (acres) (i)		Annualized extraction (millions of tons)			Years to Depletion (ii)
			Owned	Leased	2022	2023	2024
Aggregates
Americas Materials Solutions	United States	719	138,464	71,662	203.2	211.6	207.1	86
	Canada	33	14,129	1,717	20.5	20.3	17.1	32
International Solutions	Western Europe (UK, IE, FR, ES, DK, FI) (iii)	394	40,870	24,117	85.8	79.6	76.3	40
	Central & Eastern Europe (PL, RO, SK, CH, HU) (iii)	38	2,807	1,213	11.3	10.9	12.3	43
	Australia	24	9,518	1,858	–	–	10.4	67
	Philippines	1	–	440	–	–	–	–
Subtotal		1,209	205,788	101,007	320.8	322.4	323.2

Cement
Americas Materials Solutions	United States	11	22,233	2,647	10.1	11.6	11.8	91
	Canada	2	1,053	17	2.2	3.4	2.2	70
International Solutions	Western Europe (UK, IE, FR, ES) (iii)	18	7,060	556	14.2	15.2	10.8	42
	Central & Eastern Europe (DE, PL, RO, RS, SK, CH, UA) (iii)	29	3,131	4,595	16.5	17.1	18.1	73
	Australia	12	3,632	1,127	–	–	2.8	53
	Philippines	5	2,469	531	7.2	7.7	7.0	70
Subtotal		77	39,578	9,473	50.2	55.0	52.7

Lime
International Solutions	Australia	10	692	19,338	–	–	3.7	47
Subtotal		10	692	19,338	–	–	3.7
Total		1,296	246,058	129,818	371.0	377.4	379.6
(i)    The disclosures in the table above include the surface area of infrastructure, process plants, waste piles, water storage, water treatment plants and boundary areas of CRH’s mineral-bearing properties. Remote properties such as offices, distribution facilities and readymixed concrete plants are not included.
(ii)     Years to depletion is based on the average of the three years’ 2022 to 2024 annualized extraction.
(iii)    The country and their respective codes are Denmark: DK, Finland: FI, France: FR, Germany: DE, Hungary: HU, Ireland: IE, Poland: PL, Romania: RO, Serbia: RS, Slovakia: SK, Spain: ES, Switzerland: CH, Ukraine: UA, United Kingdom: UK.

CRH Form 10-K 25

CRH Mineral-Bearing Locations

●	Represents the location of CRH’s mineral-bearing properties

CRH Form 10-K 26

Item 3. Legal Proceedings
The Company is from time to time a party to various legal proceedings that arise in the ordinary course of business. We do not believe any pending legal proceeding to which the Company is a party will have a material effect on our financial condition, results of operations or liquidity.
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

CRH Form 10-K 27

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
CRH has a primary listing on the NYSE and an international secondary listing on the LSE of its ordinary shares, each represented by the ticker symbol ‘CRH’. As of February 13, 2025, there were approximately 15,000 holders of record of our ordinary shares.
Irish Taxation of U.S. Holders
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
Withholding Tax on Dividends: Dividends on our ordinary shares would generally be subject to Irish DWT at the rate of 25%, unless an exemption applies. Dividends on our ordinary shares that are owned by residents of the United States and held beneficially through the Depositary Trust Company (DTC), will not be subject to DWT provided that the address of the beneficial owner of the ordinary shares in the records of the broker is in the United States. Dividends on our ordinary shares that are owned by residents of the United States and held directly (outside of DTC) will not be subject to DWT provided that the shareholder has completed the appropriate Irish DWT form and this form remains valid. Such shareholders must provide the appropriate Irish DWT form to our Transfer Agent, Computershare Trust Company N.A., before the record date for the first dividend payment to which they are entitled. If any shareholder who is resident in the United States receives a dividend subject to DWT, he or she should generally be able to apply for a refund from the Irish Revenue Commissioners. The Double Taxation Treaty between Ireland and the United States contains provisions regarding withholding tax, but it is generally not necessary for U.S. resident shareholders to rely on the treaty due to the wide scope of DWT exemptions under Irish law.
Income Tax on Dividends: A shareholder who is neither resident nor ordinarily resident in Ireland and who is entitled to an exemption from DWT generally has no liability for Irish income tax or for the Irish universal social charge on CRH dividends, unless he or she holds his or her ordinary shares through a branch or agency in Ireland which carries out a trade on his or her behalf.
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
Dividend Policy
CRH has paid dividends on its ordinary shares each fiscal year since the formation of the Company in 1970. Dividends are paid to shareholders on the Register of Members on the record date for the dividend. The Board continues to believe that a policy of consistent long-term dividend growth is appropriate for the Company. In line with this dividend growth strategy, and our strong financial position, the Board approved dividends totaling $1.40 per share in respect of 2024, a 5% increase on the prior year (2023: $1.33), broken into quarterly dividends of $0.35 per share being paid on April 17, 2024, June 26, 2024, September 25, 2024, and December 18, 2024, respectively. It is proposed to pay a quarterly dividend of $0.37 per share on April 16, 2025 to shareholders registered at the close of business on March 14, 2025 in respect of the first quarter of 2025.
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

CRH Form 10-K 28

Share Performance Graph
The performance graph below compares the five-year cumulative total shareholder return of our ordinary shares from December 31, 2019, to December 31, 2024, with the cumulative total return for the same period of the S&P 500 Index and the S&P 500 Materials Index. The graph assumes that the initial investment in our ordinary shares and each index was $100, with reinvestment of dividends.
Performance data for the Company is provided as of the last trading day of each relevant fiscal year. The share price performance graph is not indicative of future share price performance.

Comparative Total Return ($)	2019	2020	2021	2022	2023	2024
CRH plc	100.00	109.10	138.65	107.72	195.14	265.20
S&P 500	100.00	118.39	152.34	124.73	157.48	196.85
S&P 500 Materials	100.00	120.73	153.67	134.80	151.71	151.66
The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K. It is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Recent Sales Of Unregistered Securities
None.

CRH Form 10-K 29

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2024	1,073,950	$91.62	1,073,950	51,818,930
November 1 – November 30, 2024	796,638	$99.93	796,638	49,385,302
December 1 – December 31, 2024	802,015	$97.82	802,015	48,583,287
Total	2,672,603		2,672,603
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase ordinary shares (the ‘Program’). In the fourth quarter of 2024, the Company returned a further $0.3 billion of cash to shareholders through the repurchase of 2,672,603 ordinary shares (equivalent to 0.4% of the Company’s issued share capital). This brought total cash returned to shareholders under the Program to $8.4 billion since its commencement in May 2018. The purchases in the fourth quarter of 2024 were completed under the following tranches:

Date Announced		Max Amount to be Repurchased (in $ millions)	Expiry Date
August 8, 2024	(Tranche 22)	300	November 6, 2024
November 7, 2024	(Tranche 23)	300	February 26, 2025

Item 6. Reserved

CRH Form 10-K 30

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for fiscal years 2024, 2023 and 2022. This MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those discussed in Item 1A “Risk Factors” and “Forward-Looking Statements – Safe Harbor Provisions Under The Private Securities Litigation Reform Act Of 1995” and elsewhere in this Annual Report on Form 10-K. Our operating results depend upon economic cycles, seasonal and other weather‐related conditions, and trends in government expenditures, among other factors. Accordingly, financial results for any year presented, or year‐to‐year comparisons of reported results, may not be indicative of future operating results.
Overview
CRH is a leading provider of building materials that build, connect and improve our world. Since formation in 1970, CRH has evolved from being a supplier of base materials to solving complex construction challenges for our customers. CRH’s differentiated solutions strategy uniquely integrates materials, products and services across the construction value chain, better serving our customers’ needs and driving repeat business. This customer-connected approach is making construction simpler, safer and more sustainable.
CRH integrates essential materials (aggregates and cement), value-added building products as well as construction services, to provide our customers with complete solutions. CRH’s capabilities, innovation and technical expertise enable it to be a valuable partner for transportation and critical infrastructure projects, complex non-residential construction and outdoor living solutions.
Financial performance highlights:
CRH delivered another record performance in 2024 resulting in the following performance highlights (compared to 2023 and 2022):
•Total revenues increased to $35.6 billion, compared with $34.9 billion in 2023 and $32.7 billion in 2022;
•Net income increased to $3.5 billion compared with $3.1 billion in 2023, primarily due to higher gross profit along with higher gains on disposal of long-lived assets and divestitures. Net income was $3.9 billion in 2022. Adjusted EBITDA* increased to $6.9 billion in 2024 from $6.2 billion in 2023. In 2022 Adjusted EBITDA* was $5.4 billion;
•Net income margin was 9.9% in 2024, 8.8% in 2023 and 11.9% in 2022. Adjusted EBITDA margin* was 19.5% in 2024, an increase of 180 basis points (bps) compared with an Adjusted EBITDA margin* of 17.7% in 2023. In 2022, the Adjusted EBITDA margin* was 16.5%;
•Operating cash flow5 of $5.0 billion was in line with 2023 operating cash flow of $5.0 billion and ahead of 2022 operating cash flow of $3.8 billion; 6
•Return on Net Segment Assets was 15.3% in 2024, 14.4% in 2023 and 13.1% in 2022. Return on Net Assets (RONA)* increased by 20bps to 15.5% in 2024, from 15.3% in 2023. RONA* was 13.3% in 2022; and
•Basic Earnings Per Share (EPS) from continuing operations in 2024 was $5.06 compared with $4.36 in 2023 and $3.58 in 2022. Basic EPS pre-impairment* from continuing operations was $5.48 in 2024, $4.65 in 2023 and $3.58 in 2022.
Capital allocation highlights:
•Cash paid to shareholders in 2024 through dividends was $1.7 billion and through share buybacks was $1.3 billion, compared with $0.9 billion and
$3.0 billion, respectively, in 2023, and $0.9 billion and $1.2 billion, respectively, in 2022;
•Full year dividend per share increase of 5% resulting in a dividend per share of $1.40 in 2024, from $1.33 in 2023 and $1.27 in 2022;
•Ongoing share buyback program in 2024 repurchased approximately 15.9 million ordinary shares for a total consideration of $1.3 billion, compared with $3.0 billion in 2023 and $1.2 billion in 2022; and
•40 acquisitions completed for a total consideration of $5.0 billion in 2024, compared with $0.7 billion in 2023 and $3.3 billion in 2022. A further $2.6 billion was invested in development and replacement capital expenditure projects in 2024, compared with $1.8 billion and $1.5 billion in 2023 and 2022, respectively.
Delivering On Our Vision
CRH continues to evolve its business to improve performance, deliver for its stakeholders and respond to the ever-changing needs of its customers. Our strategy enables CRH to realize our vision to develop sustainable solutions that build, connect and improve our world. CRH has a specific set of capabilities in the markets in which it operates along with decades of experience and deep customer relationships. CRH leverages its scale and best practices across the Company to provide value-added materials, products and services as construction solutions that solve complex problems for its customers.
These solutions allow us to create further value for our customers by combining our products, materials and services which drive commercial and operational benefits. This connected portfolio allows us to leverage production and logistics efficiencies to drive increased profitability and asset utilization. We can reduce waste and advance the sustainability of construction. We believe it also makes our business less capital intensive and drives a higher rate of return delivering superior long-term value and higher growth for shareholders.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.
5 Operating cash flow refers to net cash provided by operating activities as reported in the Consolidated Statements of Cash Flows on pages 56 to 57.6
CRH Form 10-K 31

A business optimized for industry-leading performance
Through the successful execution of its strategy, CRH has shaped its business to capitalize on the attractive fundamentals driving demand in higher-growth construction markets in North America, Europe and Australia.
Customer-connected solutions strategy: Our differentiated strategy is focused on uniquely integrating materials, products and services across the construction value chain. We leverage our scale, expertise and best practices to provide sustainable solutions that solve complex problems for our customers. We utilize specific expertise in areas such as materials science, design and engineering to innovate and create new products. This allows us to do more for our customers and help deliver a higher performing and more sustainable built environment.
Performance-focused operator: CRH has the ability to leverage its connected portfolio of assets in the most attractive markets and this has resulted in our record 2024 results with 12% increase in Adjusted EBITDA*, 180 bps increase in Adjusted EBITDA margin* and 16% higher basic EPS from continuing operations, with basic EPS from continuing operations on a pre-impairment*7basis 18% higher. These results are underpinned by a differentiated strategy delivered by an experienced management team with deep industry knowledge and a proven track record of consistent financial and operational delivery.
Strong and flexible balance sheet: At December 31, 2024, total short-term and long-term debt was $14.0 billion, cash and cash equivalents and restricted cash were $3.8 billion and Net Debt* was $10.5 billion. We believe our strong and flexible balance sheet provides CRH with significant financial capacity for long-term value creation through accretive acquisitions, expansionary capital expenditure and cash returns to shareholders through dividends and share buybacks.
Focused growth
Our customers have an increasing need for more holistic solutions and CRH maximizes its overall growth potential by focusing on its ability to deliver solutions that meet this growing need. We are focused on delivering our customer-connected solutions strategy and to do so we are working to better connect our people, capabilities, assets and customers across businesses, markets, and geographies. We acquire businesses at attractive valuations and create value by integrating them with our existing operations and realizing synergies in areas including procurement, operational excellence, human resources, technology and sales.
Development review
In 2024, CRH completed 40 acquisitions for a total consideration of $5.0 billion.
The largest acquisition in 2024 was in Americas Materials Solutions where CRH acquired an attractive portfolio of cement and readymixed concrete operations and assets in Texas, for a total consideration of $2.1 billion. In addition, Americas Materials Solutions completed a further 20 acquisitions and Americas Building Solutions completed 10 acquisitions for a total 2024 spend in the Americas of $3.8 billion. International Solutions completed nine acquisitions for a total 2024 spend of $1.2 billion, including the acquisition of a majority stake in Adbri, a market leader in cement and aggregates in Australia.
CRH completed 10 divestitures and realized proceeds from divestitures and disposal of long-lived assets (including deferred divestiture consideration received) of $1.4 billion, primarily related to the divestiture of the European Lime operations.
In 2023, CRH completed 22 acquisitions for a total consideration of $0.7 billion. On the divestitures front, CRH realized proceeds from divestitures and disposal of long-lived assets (including deferred divestiture consideration received) of $0.1 billion.
The largest acquisition in 2023 was in Americas Building Solutions where the Company completed the acquisition of Hydro International, a leading provider of stormwater products, wastewater treatment products, wastewater services, and data solutions in North America and Europe. In addition, Americas Building Solutions completed a further four acquisitions and Americas Materials Solutions completed eight acquisitions in the United States, for a total 2023 spend in the Americas of $0.4 billion. International Solutions completed nine acquisitions for a total 2023 spend of $0.3 billion.
In 2022, CRH completed 29 acquisitions for a total consideration of $3.3 billion.
The largest acquisition in 2022 was in Americas Building Solutions where the Company completed its acquisition of Barrette Outdoor Living, Inc. (Barrette) for $1.9 billion. In addition, Americas Building Solutions completed a further seven acquisitions and Americas Materials Solutions completed 10 acquisitions for a total 2022 spend in the Americas of $3.1 billion. International Solutions completed 11 acquisitions for a total 2022 spend of $0.2 billion.
The largest divestiture in 2022 was the Building Envelope business for cash proceeds of $3.5 billion (enterprise value of $3.8 billion including lease liabilities transferred of $0.3 billion). A further eight divestitures were completed across CRH, realizing total proceeds of $0.2 billion and $0.2 billion was realized from the disposal of long-lived assets and deferred divestiture consideration.
Outlook
We expect positive underlying demand across our key end-use markets in 2025, underpinned by significant public investment in critical infrastructure, combined with increased re-industrialization activity in key non-residential segments. This backdrop is expected to support overall demand levels and further positive pricing across our business.
Our North American businesses expect continued positive momentum in infrastructure activity, supported by robust state and federal funding. Non-residential activity continues to benefit from secular tailwinds in key growth areas. Although the residential sector continues to be supported by strong long-term demand fundamentals, the new-build segment is expected to remain subdued while repair and remodel activity remains resilient.
In our International operations, we expect infrastructure activity to be underpinned by government and EU funding. Non-residential construction continues to be aided by onshoring of supply chains and industrial manufacturing activity. Residential markets are expected to stabilize with structural demand fundamentals supporting a gradual recovery.
Assuming normal seasonal weather patterns and absent any major dislocations in the political or macroeconomic environment, CRH’s leading positions of scale in attractive higher-growth markets, together with our strong and flexible balance sheet, are expected to underpin another year of growth and value creation in 2025.
7* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.
CRH Form 10-K 32

Market Backdrop
CRH’s results can be impacted by trends and factors in the wider construction markets it is exposed to. The principal construction markets, for all segments, are infrastructure, including highways, streets, roads and bridges; non-residential, including construction and maintenance of critical infrastructure, manufacturing, commercial, warehouse and data center facilities; and residential, including new-build construction, and repair and remodel activity, of single and multi-family housing. See ‘Business Segment Information’ in Item 1. “Business” for details by segment.
Infrastructure
In 2024, approximately 35% of revenues were derived from infrastructure.
Americas
Our North American businesses expect positive momentum in infrastructure activity, underpinned by robust state and federal funding, and supported by the IIJA which was signed into law in November 2021. This provides expected federal highway funding of approximately $350 billion over five years, including $110 billion in new funding for roads, bridges, and other infrastructure projects. Aided by the IIJA, U.S. highway contract awards remained at elevated levels in 2024, underpinning a positive outlook for 2025 as state budgets reflect the need for increased public infrastructure funding for highways and bridges.
International
After a resilient 2024, the outlook for 2025 in our International markets remains underpinned by government and EU funding for the infrastructure sector, which typically fluctuates less than residential and non-residential sectors. In this sector the impact of the business cycle is mitigated by long-term projects and a high share of activities financed by the public sector, with multinational EU funds a stabilizing factor in some of our larger markets.
Non-Residential
In 2024, approximately 30% of revenues were derived from non-residential construction.
Americas
In Americas, a key driver of demand in the non-residential sector is the onshoring of critical manufacturing. Large, multi-year construction projects (data centers, semiconductor chips, liquefied natural gas facilities) are underpinned by initiatives such as the U.S. CHIPS and Science Act, a $280 billion bill with the aim to bolster the United States’ semiconductor capacity. In addition, critical infrastructure is expecting to receive significant funding from the IIJA – water (approximately $48 billion), energy (approximately $79 billion) and technology (approximately $65 billion).
International
The non-residential sector outlook remains mixed in our International markets in 2025. Having declined in 2024, construction activity is expected to grow in Eastern Europe, underpinned by improving economic fundamentals. In the United Kingdom, construction confidence improved steadily through 2024 although sentiment remains subdued in other markets. Non-residential activity in the Division remains supported by increased efforts to onshore manufacturing activity via government stimulus measures.
Residential
In 2024, approximately 35% of revenues were derived from residential construction.
Americas
The residential sector’s recent performance has been influenced by affordability constraints with inflation challenges, rising home prices and high mortgage rates. While residential construction activity continues to be supported by long-term demand fundamentals, the new-build segment is expected to remain subdued. As a result of the aging U.S. housing stock, repair and remodel activity is expected to be less subdued than new-build activity in the near-term.
International
Our International businesses are more heavily exposed to the new-build residential sector, which is expected to gradually recover as a lower interest rate environment unfolds.

CRH Form 10-K 33

Results Of Operations
Revenues are derived from a range of products and services across three segments. The Americas Materials Solutions segment utilizes an extensive network of reserve-backed quarry locations to produce and supply a range of materials including aggregates, cement, readymixed concrete and asphalt, as well as providing paving and construction services. The Americas Building Solutions segment manufactures, supplies and delivers high-quality building products and solutions. The International Solutions segment integrates building materials, product and services for the construction and renovation of public infrastructure, critical networks, commercial and residential buildings, and outdoor living spaces.
The table below summarizes CRH’s Consolidated Statements of Income for the periods indicated.

Consolidated Statements of Income8
(in $ millions, except per share data)

For the years ended December 31	2024	2023	2022
Total revenues	35,572	34,949	32,723
Total cost of revenues	(22,871)	(22,986)	(21,908)
Gross profit	12,701	11,963	10,815
Selling, general and administrative expenses	(7,852)	(7,486)	(7,056)
Gain on disposal of long-lived assets	237	66	50
Loss on impairments	(161)	(357)	–
Operating income	4,925	4,186	3,809
Interest income	143	206	65
Interest expense	(612)	(376)	(344)
Other nonoperating income (expense), net	258	(2)	(69)
Income from continuing operations before income tax expense and income from equity method investments	4,714	4,014	3,461
Income tax expense	(1,085)	(925)	(762)
Loss from equity method investments	(108)	(17)	–
Income from continuing operations	3,521	3,072	2,699
Income from discontinued operations, net of income tax expense	–	–	1,190
Net income	3,521	3,072	3,889
Net (income) attributable to redeemable noncontrolling interests	(28)	(28)	(27)
Net (income) loss attributable to noncontrolling interests	(1)	134	–
Net income attributable to CRH	3,492	3,178	3,862
Basic earning per share attributable to CRH from continuing operations	$5.06	$4.36	$3.58
Basic earning per share attributable to CRH from continuing operations - pre-impairment*	$5.48	$4.65	$3.58
Adjusted EBITDA*	6,930	6,176	5,388
Total revenues
2024 versus 2023
Total revenues were $35.6 billion in 2024, an increase of $0.6 billion, or 2%, compared with 2023, with resilient underlying demand in key end-use markets, continued commercial progress and contributions from acquisitions partly offset by lower activity levels in certain regions due to adverse weather and divestitures.
For additional discussion on segment revenues, see “Segments” section on pages 37 to 39.
2023 versus 2022
Total revenues were $34.9 billion, an increase of $2.2 billion, or 7%, compared with 2022, reflecting good underlying demand across key end-use markets, positive pricing and contributions from acquisitions which offset lower volumes compared with the prior year.
Gross profit
2024 versus 2023
Gross profit was $12.7 billion in 2024, an increase of $0.7 billion, or 6%, compared with 2023, reflecting total revenues growth of 2%, with total cost of revenues 1% lower. The gross profit margin of 35.7% increased 150bps from 34.2% in the prior year, driven by commercial progress, ongoing cost control and operational efficiencies. Total cost of revenues decreased primarily as a result of an 18% decrease in energy costs due to a decline in energy prices, lower activity levels and divestitures. These were partly offset by an increase in labor costs of 6% driven by wage inflation and increased headcount due to acquisitions.

8* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.
CRH Form 10-K 34

2023 versus 2022
Gross profit was $12.0 billion in 2023, an increase of $1.2 billion, or 11%, compared with 2022. This reflected total revenues growth of 7%, with total cost of revenues increasing by 5%. The gross profit margin of 34.2%, increased 110bps from 33.1% in the prior year, due to revenue growth exceeding increases in total cost of revenues. Total cost of revenues increased primarily as a result of subcontractor costs and repairs and maintenance increasing 11% and 9%, respectively, due to the impact of cost inflation. Labor costs increased by 8% due to the impact of acquisitions, wage inflation impacted by continued labor shortages and increased headcount. Energy costs were in line with 2022 and raw materials costs decreased by 1% primarily as a result of lower volumes.
Selling, general and administrative expenses
2024 versus 2023
Selling, general and administrative (SG&A) expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administration expenses, were $7.9 billion in 2024, an increase of $0.4 billion, or 5%, compared with 2023. The increase in SG&A expenses was primarily due to labor cost increases of 9%, as a result of increased headcount from acquisitions and wage inflation; partially offset by divestitures.
2023 versus 2022
SG&A expenses were $7.5 billion in 2023, an increase of $0.4 billion, or 6%, compared with 2022. The increase in SG&A expenses primarily reflects labor cost increases of 14%, as a result of increased headcount, impacted by acquisitions and wage inflation; partially offset by lower haulage costs which decreased 4% compared with 2022 as a result of lower volumes and lower fuel costs.
Gain on disposal of long-lived assets
2024 versus 2023
Gain on disposal of long-lived assets was $237 million in 2024, an increase of $171 million compared with 2023. The increase mainly related to the disposal of certain land assets.
2023 versus 2022
Gain on disposal of long-lived assets was $66 million in 2023, an increase of $16 million compared with 2022, primarily due to gains on disposal of plant and equipment.
Loss on impairments
2024 versus 2023
Loss on impairments in 2024 was $161 million, compared with $357 million in 2023, and principally related to the International Solutions segment where an impairment was recognized related to the Architectural Products reporting unit, driven by challenging market conditions.
2023 versus 2022
Loss on impairments in 2023 was $357 million, compared with $nil million in 2022, and was principally in the International Solutions segment where an impairment was recognized related to our business in the Philippines which has been impacted by challenging market conditions.
Interest income
2024 versus 2023
Interest income was $143 million in 2024, a decrease of $63 million compared with 2023, primarily due to lower levels of cash deposits.
2023 versus 2022
Interest income was $206 million in 2023, an increase of $141 million compared with 2022, as a result of higher interest rates on deposits.
Interest expense
2024 versus 2023
Interest expense was $612 million in 2024, an increase of $236 million, or 63%, compared with 2023. The increase was primarily due to higher gross debt balances and increased interest rates. For additional information on new fixed rate debt issuance, see Note 11 “Debt” in Item 8. “Financial Statements and Supplementary Data”.
2023 versus 2022
Interest expense was $376 million in 2023, an increase of $32 million, or 9%, compared with 2022. The increase was primarily due to higher interest rates on floating rate debt, interest rate swaps and new fixed rate debt issued, partially offset by interest on maturing debt.
Other nonoperating income (expense), net
2024 versus 2023
Other nonoperating income (expense), net, was income of $258 million in 2024, an increase of $260 million compared with 2023. Other nonoperating income (expense) net, includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The increase was primarily related to gains on divestitures.
2023 versus 2022
Other nonoperating income (expense), net, was an expense of $2 million in 2023, a decrease of $67 million compared with 2022. The decrease was primarily related to a reduction of loss on divestitures to $nil million in 2023 which was $99 million in 2022, partly offset by pension-related movements of $27 million.

CRH Form 10-K 35

Income tax expense
The Company’s tax rate is driven by the tax rates in jurisdictions in which the Company operates and the relative amount of income earned in each jurisdiction. Income tax expense for the three-year period from 2022 to 2024 is shown below:

in $ millions, except effective tax rate	2024	2023	2022
Income from continuing operations before income tax expense and income from equity method investments	4,714	4,014	3,461
Income tax expense	(1,085)	(925)	(762)
Effective tax rate	23%	23%	22%
2024 versus 2023
In 2024, the Company’s income tax expense was $1.1 billion, an increase of $0.2 billion compared with 2023. The effective tax rate attributable to continuing operations was 23% for 2024, in line with 23% for 2023.
2023 versus 2022
In 2023, the Company’s income tax expense was $0.9 billion, an increase of $0.2 billion compared with 2022. The effective tax rate attributable to continuing operations was 23% for 2023 compared with 22% for 2022. The increase in the effective tax rate compared with the prior year was primarily driven by the impact of impairments not deductible for tax purposes in the year.
Loss from equity method investments
2024 versus 2023
In 2024, a loss of $108 million was recorded in equity method investments, primarily driven by an impairment in the Company’s equity method investment in Yatai Building Materials (YBM) in China, where market conditions remained challenging.
2023 versus 2022
In 2023, a loss of $17 million was recorded in equity method investments, primarily driven by the performance of the Company’s equity method investment in YBM in China, where market conditions remained challenging.
Income from continuing operations
2024 versus 2023
Income from continuing operations in 2024 amounted to $3.5 billion, an increase of $0.4 billion on 2023. This result was primarily driven by higher gross profit along with higher gains on divestitures and disposal of long-lived assets, which offset higher interest and SG&A expenses.
2023 versus 2022
Income from continuing operations in 2023 amounted to $3.1 billion, an increase of $0.4 billion on 2022. This result was primarily driven by an improved operating performance and higher interest income, partially offset by loss on impairments and a higher income tax expense.
Income from discontinued operations, net of income tax expense
2024 versus 2023
Income from discontinued operations, net of income tax expense was $nil million in both 2024 and 2023.
2023 versus 2022
Income from discontinued operations, net of income tax expense was $nil million in 2023, compared with income of $1.2 billion related to the divestiture of the Building Envelope business in 2022.
Net income attributable to CRH and earnings per share
2024 versus 2023
Net income attributable to CRH was $3.5 billion in 2024, an increase of $0.3 billion from 2023. Basic EPS from continuing operations for 2024 was $5.06, an increase of 16% on 2023. Basic EPS pre-impairment* from continuing operations for 2024 was $5.48, an increase of 18% on 2023.9
2023 versus 2022
Net income attributable to CRH was $3.2 billion in 2023, a decrease of $0.7 billion from 2022. Basic EPS from continuing operations for 2023 was $4.36, an increase of 22% on 2022. Basic EPS pre-impairment* from continuing operations for 2023 was $4.65.10

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.9
10
CRH Form 10-K 36

Segments
During the fourth quarter of 2024, the Company's reportable segments changed to the following three segments: Americas Materials Solutions, Americas Building Solutions, and International Solutions; across two Divisions: CRH Americas and CRH International.
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
Americas Materials Solutions
2024

		Analysis of Change
in $ millions	2023	Currency	Acquisitions	Divestitures	Organic	2024	% change
Total revenues	15,435	(22)	+641	(112)	+231	16,173	+5%
Adjusted EBITDA	3,059	(6)	+180	(36)	+548	3,745	+22%
Adjusted EBITDA margin	19.8%					23.2%
Americas Materials Solutions’ total revenues were 5% ahead of the prior year as price increases and contributions from acquisitions offset lower activity levels which were impacted by adverse weather. Organic total revenues* were 1% ahead.
In Essential Materials, total revenues were 5% ahead of the prior year, supported by aggregates and cement pricing, which were ahead by 10% and 8%, respectively. Aggregates volumes declined by 3% while cement volumes increased by 1% compared to 2023.
In Road Solutions, total revenues increased by 5% driven by pricing progression and sustained activity levels through continued state and federal funding support. Asphalt prices increased by 3% while volumes, impacted by weather, declined 2% against 2023. Paving and construction revenues increased 5% versus the prior year. Readymixed concrete pricing was 6% higher than the prior year, while volumes were 1% ahead.
Adjusted EBITDA for Americas Materials Solutions of $3.7 billion was 22% ahead of the prior year with growth across all regions. Positive pricing, disciplined cost management and operational efficiencies along with gains on land asset sales offset lower volumes in certain markets. Organic Adjusted EBITDA* was 18% ahead of 2023. Adjusted EBITDA margin increased by 340bps.

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
Adjusted EBITDA in Americas Materials Solutions of $3.1 billion was 16% ahead of 2022 as increased pricing across all lines of business and operational efficiencies mitigated the impact of higher labor and subcontractor costs. Organic Adjusted EBITDA* was 15% ahead of 2022. Adjusted EBITDA margin increased by 140bps.11

11* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.
CRH Form 10-K 37

Americas Building Solutions
2024

		Analysis of Change
in $ millions	2023	Currency	Acquisitions	Divestitures	Organic	2024	% change
Total revenues	7,017	(4)	+193	–	(147)	7,059	+1%
Adjusted EBITDA	1,442	(2)	+34	–	(85)	1,389	(4%)
Adjusted EBITDA margin	20.6%					19.7%
In 2024, Americas Building Solutions' total revenues were 1% ahead of the prior year as positive contributions from acquisitions were partially offset by subdued new-build residential demand and adverse weather. Organic total revenues* were 2% behind the prior year.
In Building & Infrastructure Solutions, total revenues were 2% ahead of the prior year as contributions from acquisitions offset lower activity levels due to adverse weather conditions and subdued new-build residential demand.
In Outdoor Living Solutions, total revenues were flat compared with 2023 as unfavorable weather conditions offset increased sales into the retail channel.
Adjusted EBITDA for Americas Building Solutions was 4% behind 2023 and 6% behind on an organic* basis as adverse weather and subdued new-build residential demand impacted performance. Adjusted EBITDA margin was 90bps behind the prior year.
12
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
Adjusted EBITDA in Americas Building Solutions was 18% ahead of the prior year, 6% ahead on an organic* basis, driven by positive pricing and contributions from recent acquisitions which offset the impact of increased labor and raw materials costs. As a result, the Adjusted EBITDA margin was 90bps ahead of the prior year.13

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.12
13
CRH Form 10-K 38

International Solutions
2024

		Analysis of Change
in $ millions	2023	Currency	Acquisitions	Divestitures	Organic	2024	% change
Total revenues	12,497	+141	+808	(542)	(564)	12,340	(1%)
Adjusted EBITDA	1,675	+17	+100	(136)	+140	1,796	+7%
Adjusted EBITDA margin	13.4%					14.6%
International Solutions’ total revenues were 1% behind the prior year. Organic total revenues* were 4% behind as positive pricing momentum and good volume growth in Central and Eastern Europe were offset by lower volumes in Western Europe as well as lower trading activities in the Building & Infrastructure Solutions and Outdoor Living Solutions businesses.
In Essential Materials, total revenues were 2% behind as continued pricing progress and contributions from acquisitions were offset by the divestiture of the European Lime operations. Aggregates volumes were 3% ahead of 2023 with cement volumes 5% ahead, supported by good growth in Central and Eastern Europe as well as recent acquisitions. Aggregates pricing was 4% ahead and overall cement pricing was 3% ahead of 2023.
In Road Solutions, total revenues were 2% ahead of 2023. Volumes and prices were ahead in the readymixed concrete business by 8% and 3%, respectively, benefiting from volume growth in Central and Eastern Europe as well as acquisitions in the period. Asphalt volumes and pricing declined 2% and 1%, respectively. Paving and construction revenues were behind 2023 due to lower activity levels in Western Europe.
Total revenues in Building & Infrastructure Solutions and Outdoor Living Solutions declined by 6% compared with the prior year, amid continued subdued new-build residential activity.
Adjusted EBITDA in International Solutions was $1.8 billion, 7% ahead of 2023, and 8% ahead on an organic* basis, primarily driven by increased pricing, lower energy costs and operational efficiencies. Adjusted EBITDA margin increased by 120bps compared with 2023.

202314

		Analysis of Change
in $ millions	2022	Currency	Acquisitions	Divestitures	Organic	2023	% change
Total revenues	12,211	+255	+156	(157)	+32	12,497	+2%
Adjusted EBITDA	1,531	+34	+18	(12)	+104	1,675	+9%
Adjusted EBITDA margin	12.5%					13.4%
International Solutions’ performance in 2023 was driven by continued pricing progress which more than offset lower activity levels, resulting in total revenues growth of 2%. Organic* revenues were in line with the prior year.
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
Total revenues in Building & Infrastructure Solutions and Outdoor Living Solutions declined by 2% compared with 2022 as increased infrastructure demand was more than offset by subdued new-build residential activity. Positive pricing and commercial progress was offset by lower activity experienced in several markets of the Precast and Construction Accessories businesses in particular.
In 2023 Adjusted EBITDA in International Solutions was $1.7 billion, 9% ahead of 2022 and 7% ahead on an organic* basis. Adjusted EBITDA growth was primarily driven by positive pricing and lower haulage and raw materials costs, which offset lower volume levels. Adjusted EBITDA margin increased by 90bps compared with 2022.

14* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.
CRH Form 10-K 39

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
Reconciliation to its nearest GAAP measure is presented below:

in $ millions	2024	2023	2022
Net income	3,521	3,072	3,889
Income from discontinued operations, net of income tax expense	–	–	(1,190)
Loss from equity method investments (i)	108	17	–
Income tax expense	1,085	925	762
(Gain) loss on divestitures and unrealized gains on investments (ii)	(250)	–	99
Pension income excluding current service cost component (ii)	(7)	(3)	(30)
Other interest, net (ii)	(1)	5	–
Interest expense	612	376	344
Interest income	(143)	(206)	(65)
Depreciation, depletion and amortization	1,798	1,633	1,552
Loss on impairments (i)	161	357	–
Substantial acquisition-related costs (iii)	46	–	27
Adjusted EBITDA	6,930	6,176	5,388

Total revenues	35,572	34,949	32,723
Net income margin	9.9%	8.8%	11.9%
Adjusted EBITDA margin	19.5%	17.7%	16.5%

(i) For the year ended December 31, 2024, the total impairment loss comprised $0.35 billion, principally related to the Architectural Products reporting unit within International Solutions and the equity method investment in China. For the year ended December 31, 2023, the total impairment loss comprised $62 million within Americas Materials Solutions and $295 million within International Solutions.
(ii) (Gain) loss on divestitures and unrealized gains on investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income (expense), net in the Consolidated Statements of Income.

(iii) Represents expenses associated with non-routine substantial acquisitions, which meet the criteria for being separately reported in Note 4 “Acquisitions” of the audited financial statements. Expenses in 2024 and in 2022 primarily include legal and consulting expenses related to these non-routine substantial acquisitions.
Return on Net Assets (RONA): Return on Net Assets is a key internal pre-tax and pre-impairment (which is non-cash) measure of operating performance throughout the Company and can be used by management and investors to measure the relative use of assets between CRH’s segments. The metric measures management’s ability to generate income from the net assets required to support that business, focusing on both profit maximization and the maintenance of an efficient asset base; it encourages effective fixed asset maintenance programs, good decisions regarding expenditure on property, plant and equipment and the timely disposal of surplus assets. It also supports the effective management of the Company’s working capital base. RONA is calculated by expressing operating income from continuing operations and operating income from discontinued operations excluding loss on impairments (which is non-cash) as a percentage of average net assets. Net assets comprise total assets by segment (including assets held for sale) less total liabilities by segment (excluding finance lease liabilities and including liabilities associated with assets classified as held for sale) as shown below and detailed in Note 3 “Assets held for sale and discontinued operations” in Item 8. “Financial Statements and Supplementary Data” and excludes equity method investments and other financial assets, Net Debt (as defined on page 42) and tax assets and liabilities. The average net assets for the year is the simple average of the opening and closing balance sheet figures.

CRH Form 10-K 40

Reconciliation to its nearest GAAP measure is presented below:

in $ millions		2024	2023	2022
Operating income	A	4,925	4,186	3,809
Operating income from discontinued operations		–	–	89
		4,925	4,186	3,898
Adjusted for loss on impairments (i)		161	357	–
Numerator for RONA computation		5,086	4,543	3,898

Current year
Segment assets (ii)		45,534	38,868	38,504
Segment liabilities (ii)		(9,771)	(10,169)	(8,883)
	B	35,763	28,699	29,621
Finance lease liabilities		257	117	81
		36,020	28,816	29,702
Assets held for sale (iii)		–	1,268	–
Liabilities associated with assets classified as held for sale (iii)		–	(375)	–
		36,020	29,709	29,702

Prior year
Segment assets (ii)		38,868	38,504	37,951
Segment liabilities (ii)		(10,169)	(8,883)	(9,246)
	C	28,699	29,621	28,705
Finance lease liabilities		117	81	83
		28,816	29,702	28,788
Assets held for sale (iii)		1,268	–	–
Liabilities associated with assets classified as held for sale (iii)		(375)	–	–
		29,709	29,702	28,788

Denominator for RONA computation - average net assets		32,865	29,706	29,245

Return on net segment assets (A divided by average of B and C)		15.3%	14.4%	13.1%

RONA		15.5%	15.3%	13.3%

Total assets as reported in the Consolidated Balance Sheets		50,613	47,469	45,319
Total liabilities as reported in the Consolidated Balance Sheets		27,763	25,848	22,279

(i) Operating income is adjusted for loss on impairments. For the year ended December 31, 2024, the total impairment loss comprised $161 million within International Solutions. For the year ended December 31, 2023, the total impairment loss comprised $62 million within Americas Materials Solutions and $295 million within International Solutions.
(ii) Segment assets and liabilities as disclosed in Note 20 “Segment information” in Item 8. “Financial Statements and Supplementary Data”.
(iii) Assets held for sale and liabilities associated with assets classified as held for sale as disclosed in Note 3 “Assets held for sale and discontinued operations” in Item 8. “Financial Statements and Supplementary Data”.

CRH Form 10-K 41

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
Reconciliation to its nearest GAAP measure is presented below:

in $ millions	2024	2023	2022
Short and long-term debt	(13,968)	(11,642)	(9,636)
Cash and cash equivalents (i)	3,720	6,390	5,936
Finance lease liabilities	(257)	(117)	(81)
Derivative financial instruments (net)	(27)	(37)	(86)
Net Debt	(10,532)	(5,406)	(3,867)
(i) 2023 includes $49 million cash and cash equivalents reclassified as held for sale.
Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total consideration spent on acquisitions and investments of $5.0 billion in 2024, compared with $0.7 billion in 2023. Acquisitions completed in 2024 and 2023 contributed incremental total revenues of $1.6 billion and Adjusted EBITDA of $0.3 billion in 2024. Cash proceeds from divestitures and disposal of long-lived assets (including deferred divestiture consideration received) amounted to $1.4 billion in 2024, compared with $0.1 billion in 2023. The total revenues impact of divestitures in 2024 was a negative $0.7 billion and the impact at an Adjusted EBITDA level was a negative $0.2 billion.
The U.S. Dollar weakened against most major currencies during 2024 resulting in an overall positive currency exchange impact in 2024.
Because of the impact of acquisitions, divestitures, currency exchange translation and other non-recurring items on reported results each year, CRH uses organic revenue and organic Adjusted EBITDA as additional performance indicators to assess performance of pre-existing (also referred to as underlying, like-for-like or ongoing) operations each year.
Organic revenue and organic Adjusted EBITDA are arrived at by excluding the incremental revenue and Adjusted EBITDA contributions from current and prior year acquisitions and divestitures, the impact of exchange translation, and the impact of any one-off items. In the Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on pages 37 to 39, changes in organic revenue and organic Adjusted EBITDA are presented as additional measures of revenue and Adjusted EBITDA to provide a greater understanding of the performance of the Company. Organic change % is calculated by expressing the organic movement as a percentage of the prior year (adjusted for currency exchange effects). A reconciliation of the changes in organic revenue and organic Adjusted EBITDA to the changes in total revenues and Adjusted EBITDA by segment, is presented with the discussion within each segment’s performance in tables contained in the segment discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 31.
Basic EPS pre‑impairment: Basic EPS pre‑impairment is a measure of the Company's profitability per share from continuing operations excluding any loss on impairments (which is non-cash) and the related tax impact of such impairments. It is used by management to evaluate the Company's underlying profit performance and its own past performance. Basic EPS information presented on a pre‑impairment basis is useful to investors as it provides an insight into the Company's underlying performance and profitability. Basic EPS pre‑impairment is calculated as income from continuing operations adjusted for (i) net (income) attributable to redeemable noncontrolling interests (ii) net loss (income) attributable to noncontrolling interests (iii) adjustment of redeemable noncontrolling interests to redemption value and excluding any loss on impairments (and the related tax impact of such impairments) divided by the weighted average number of common shares outstanding for the year.
Reconciliation to its nearest GAAP measure is presented below:

in $ millions, except share and per share data	2024	Per Share - basic	2023	Per Share - basic	2022	Per Share - basic
Weighted average common shares outstanding – basic	683.3		723.9		758.3

Income from continuing operations	3,521	$5.15	3,072	$4.24	2,699	$3.56
Net (income) attributable to redeemable noncontrolling interests	(28)	($0.04)	(28)	($0.04)	(27)	($0.03)
Net (income) loss attributable to noncontrolling interests	(1)	–	134	$0.19	–	–
Adjustment of redeemable noncontrolling interests to redemption value	(34)	($0.05)	(24)	($0.03)	40	$0.05
Income from continuing operations for EPS	3,458	$5.06	3,154	$4.36	2,712	$3.58
Impairment of property, plant and equipment and intangible assets	161	$0.24	224	$0.30	–	–
Impairment of equity method investments (net of tax)	151	$0.22	–	–	–	–
Tax related to impairment charges	(26)	($0.04)	(9)	($0.01)	–	–
Income from continuing operations for EPS – pre-impairment (i)	3,744	$5.48	3,369	$4.65	2,712	$3.58
(i) Reflective of CRH’s share of impairment of property, plant and equipment and intangible assets (2024: $161 million; 2023: $224 million), an impairment of equity method investments (2024: $190 million; 2023: $nil million) and related tax effect.

CRH Form 10-K 42

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
Total short and long-term debt was $14.0 billion at December 31, 2024, compared with $11.6 billion in 2023 and $9.6 billion in 2022. In January 2024, €600 million 1.875% euro Senior Notes were repaid on maturity. In May 2024, wholly-owned subsidiaries of the Company issued $750 million 5.20% Senior Notes due 2029 and $750 million 5.40% Senior Notes due 2034. In July 2024, as part of the Adbri acquisition $0.5 billion of external debt was acquired. In December 2024, the Company entered into and drew down a $750 million two-year term loan at a fixed rate of 4.91%. For additional information on new fixed rate debt issuance, see Note 11 “Debt” in Item 8. “Financial Statements and Supplementary Data”. Net Debt* at December 31, 2024, was $10.5 billion, compared with $5.4 billion in 2023. The increase in Net Debt* between 2024 and 2023 reflects acquisitions, cash returns to shareholders through dividends and continued share buybacks, as well as the purchase of property, plant and equipment, partially offset by inflows from operating activities and proceeds from divestitures.
CRH continued its ongoing share buyback program in 2024 repurchasing 15.9 million ordinary shares for a total consideration of $1.3 billion, and in 2023 54.9 million ordinary shares were repurchased for total consideration of $3.0 billion. The Company also made cash dividend payments of $1.7 billion in 2024 and $0.9 billion in 2023.
At December 31, 2024, CRH had cash and cash equivalents and restricted cash of $3.8 billion compared with $6.4 billion in 2023 and $5.9 billion in 2022. Total lease liabilities were $1.6 billion compared with $1.5 billion in 2023 and $1.3 billion in 2022.
At December 31, 2024, CRH had $3.8 billion of undrawn committed facilities, $3.6 billion of which is available until May 2029. At December 31, 2024, the weighted average maturity of the term debt (net of cash and cash equivalents) was 7.5 years.
Cash flows
Cash flows from operating activities

	For the years ended December 31
in $ millions	2024	2023	2022
Net cash provided by operating activities	4,989	5,017	3,800
2024 versus 2023
Net cash provided by operating activities was $5.0 billion in 2024, in line with $5.0 billion in 2023. Net cash provided by operating activities in 2024 was primarily from net income of $3.5 billion, adjusted for depreciation, depletion, and amortization of $1.8 billion and loss on impairments of $0.35 billion, partly offset by higher non-operating cash adjustments and working capital outflows.
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
Cash flows from investing activities

	For the years ended December 31
in $ millions	2024	2023	2022
Net cash used in investing activities	(6,291)	(2,391)	(917)
2024 versus 2023
Net cash used in investing activities increased to $6.3 billion in 2024 from $2.4 billion in 2023, an increase of $3.9 billion. Capital expenditure totaled
$2.6 billion, resulting in an increased outflow of $0.8 billion versus prior year. During 2024, net cash used on acquisitions and divestitures was $3.5 billion as acquisition spend exceeded proceeds from divestitures and disposal of long-lived assets, primarily related to the completed divestiture of the European Lime operations and the divestiture of certain operations in Canada.
2023 versus 2022
Net cash used in investing activities increased to $2.4 billion in 2023 from $0.9 billion in 2022, an increase of $1.5 billion. This increase was primarily driven by a reduction in proceeds from divestitures and increased capital expenditure. In 2022, net cash provided by acquisition and divestiture activity was $0.6 billion as divestiture proceeds more than offset acquisition spend. In 2023, net cash used on acquisitions and divestitures was $0.5 billion as acquisition spend exceeded proceeds from divestitures and disposal of long-lived assets. Net cash used in investing activities also increased as a result of purchases of property, plant and equipment increasing to $1.8 billion in 2023, an increase of $0.3 billion compared with 2022.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42. 15
CRH Form 10-K 43

Cash flows from financing activities

	For the years ended December 31
in $ millions	2024	2023	2022
Net cash used in financing activities	(1,186)	(2,380)	(2,499)

2024 versus 2023
Net cash used in financing activities was $1.2 billion for the year ended December 31, 2024, a decrease of $1.2 billion. Proceeds from debt issuances were $4.0 billion, an increase of $0.8 billion, which was primarily related to the issuance and sale of $750 million 5.20% Senior Notes due 2029 and $750 million 5.40% Senior Notes due 2034, the drawdown of a $750 million fixed rate loan due 2026, as well as the issuance of $1.7 billion under the Company’s commercial paper programs. Payments of debt were $1.9 billion, primarily the repayment of the €600 million 1.875% euro Senior Notes on maturity in January 2024 as well as the repayment of $1.2 billion issued under the Company’s commercial paper programs. Dividends paid were $1.7 billion, an increase of 81% compared with 2023. In 2024, the Company moved to payment of quarterly dividends in addition to the payment of the second interim 2023 dividend while the same period in the prior year saw an outflow related to the final 2022 dividend and the first interim 2023 dividend. Outflows related to the repurchases of common stock were $1.5 billion, compared to $3.1 billion in 2023.
2023 versus 2022
The $0.1 billion decrease in cash used in financing activities between 2023 and 2022 was driven by a number of factors. Payments of debt increased to $1.5 billion from $0.4 billion in 2022. CRH repaid a €750 million euro-denominated Senior Notes on maturity in April 2023 and a €500 million euro-denominated Senior Notes on maturity in November 2023. Offsetting these increases in cash outflows was an increase in proceeds from debt issuances when CRH issued €2 billion of euro-denominated Senior Notes in July 2023 as well as net issuance of $1.0 billion under the Company’s U.S. Dollar Commercial Paper Program. Cash outflows related to repurchases of common stock increased to $3.1 billion compared with $1.2 billion in 2022. Dividends paid in 2023 amounted to $0.9 billion, an increase of 3% compared with 2022.
Debt facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (available in the Investors section - www.crh.com).
At December 31, 2024, maturities for the next four quarters and for the next five years are as follows:
2025 Debt Maturities

First Quarter	$1.6 billion
Second Quarter	$1.3 billion
Third Quarter	–
Fourth Quarter	–

2025-2029 Debt Maturities

2025	$2.9 billion
2026	$1.9 billion
2027	$1.4 billion
2028	$1.5 billion
2029	$1.3 billion
Unsecured senior notes
The main sources of Company debt funding are debt capital markets in North America and Europe. See Note 11 “Debt” in Item 8. “Financial Statements and Supplementary Data” for further details regarding our debt obligations.
In May 2024, wholly-owned subsidiaries of the Company completed the issuance and sale of $750 million 5.20% Senior Notes due 2029 and $750 million 5.40% Senior Notes due 2034.
Bank credit facilities
The Company manages its borrowing ability by entering into committed borrowing agreements. The Company has a multi-currency revolving credit facility (the ‘RCF’), dated May 2023, which is made available from a syndicate of lenders, consisting of a €3.5 billion unsecured, revolving loan facility with maturity in May 2029. See Note 11 “Debt” in Item 8. “Financial Statements and Supplementary Data” for further details regarding the RCF. In December 2024, the Company entered into and drew down a $750 million two-year term loan at a fixed rate of 4.91%. At December 31, 2024, the loan was fully drawn.
Interest on drawings on the Company's RCF are based upon Euro Interbank Offer Rate (EURIBOR) for euro drawings, the Secured Overnight Financing Rate (SOFR) for U.S. Dollar drawings, Sterling Overnight Index Average (SONIA) for Pound Sterling drawings and the Swiss Average Rate Overnight (SARON) for Swiss Franc drawings, respectively. At December 31, 2024, and December 31, 2023, the RCF was undrawn.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $13.1 billion in respect of loans and borrowings, bank advances and derivative obligations, compared with $11.3 billion in 2023, and $0.4 billion in respect of letters of credit due within one year, compared with $0.4 billion in 2023.

CRH Form 10-K 44

Commercial paper programs
The Company has a $4.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. Commercial paper borrowings bear interest at rates determined at the time of borrowing. As of December 31, 2024, there was $1.2 billion of outstanding issued notes on the U.S. Dollar Commercial Paper Program and $0.3 billion of outstanding issued notes on the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity.
Off-balance sheet arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
Debt ratings616
Our debt ratings and outlooks at December 31, 2024, are as follows:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable
Contractual obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations, deferred and contingent acquisition consideration and pension scheme contribution commitments at December 31, 2024, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	14,040	3,018	3,372	2,799	4,851
Lease liabilities (ii)	2,083	349	525	321	888
Estimated interest payments on contractually committed debt (iii)	3,501	470	765	535	1,731
Deferred and contingent acquisition consideration	58	44	10	3	1
Purchase obligations (iv)	2,549	1,750	439	150	210
Retirement benefit obligation commitments (v)	18	3	6	4	5
Total (vi)	22,249	5,634	5,117	3,812	7,686
(i)     Of the $14.0 billion short and long-term debt, $0.5 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
(ii)     Lease liabilities are presented on an undiscounted basis as detailed in Note 12 “Leases” in Item 8. “Financial Statements and Supplementary Data”.
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
6 A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.16
CRH Form 10-K 45

Critical Accounting Estimates
Impairment of goodwill 17
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2024, goodwill represents 22% of total assets), and the evaluation involves the use of significant estimates, key assumptions and judgment. There has been no change to the impairment of goodwill critical accounting estimate in the current financial year.
Goodwill is tested for impairment at the reporting unit level, one level below our reportable segments, with 26 reporting units identified for testing. The Company has the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a quantitative test. We elected to perform the quantitative impairment test for all years presented. If the fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. However, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized by writing down the assets to their fair value.
We determine the carrying value of each reporting unit by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We estimate the fair values using a discounted cash flow model which requires management to make significant estimates and judgments regarding the future cash flows expected to be generated by reporting units to which goodwill has been allocated. The cash flow forecasts are primarily based on a five-year strategic plan document formally approved by the Board of Directors. In assessing the fair value, cash flow forecasts are extrapolated using long-term growth rates to determine the basis for an annuity-based terminal value. These net cash flow forecasts reflect volume, price and cost (including the cost of carbon where applicable) assumptions in addition to other cash flow movements. Adjusted EBITDA margin* is deemed an appropriate measure for assessing the estimation uncertainty associated with price and cost assumptions. Future cash flows, including the terminal value, are discounted to their present value using a discount rate that reflects current market assessments of the time value of money and the risks specific to the asset for which the future cash flow estimates have not been adjusted. The estimates of future cash flows exclude cash inflows or outflows attributable to financing activities and income tax. Management periodically evaluates and updates the estimates based on the conditions which influence these variables.
As in prior years, the terminal value is based on a 20-year annuity, with the exception of certain long-lived cement assets, where an assumption of a 30-year annuity has been used. Projected cash flows beyond the initial evaluation period have been extrapolated using real growth rates ranging from 1.7% in the Americas, 0.6% to 3.0% in Europe and 3.0% in Asia. Such real growth rates do not exceed the long-term average growth rates for the countries in which each reporting unit operates. The fair value represents the present value of the future cash flows, including the terminal value, discounted at a rate appropriate to each reporting unit.
We also considered the potential impact of a scenario of estimated higher carbon costs past the strategic plan period across our reporting units subject to the European Union and United Kingdom Emissions Trading Systems. These reporting units have sufficient levels of headroom to absorb the estimated higher carbon costs which may not be recovered through pricing.
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
The results of our annual impairment testing for 2024 indicated that all of our reporting units exceeded their carrying value except for the Architectural Products reporting unit within International Solutions. Its fair value did not exceed carrying value, driven by challenging market conditions which had an impact on growth prospects and as such an impairment loss of $72 million has been recorded, resulting in a goodwill balance of $nil million. A qualitative and quantitative assessment has been performed which resulted in a sensitivity analysis being prepared for two reporting units where their fair values did not substantially exceed their carrying values. This sensitivity analysis represents management’s assessment of the economic environment in which these reporting units operate. The key assumptions, methodology used and values applied to each of the key assumptions for these reporting units are in line with those outlined above (a 30-year annuity period has been used). The two reporting units have an aggregate goodwill of $254 million at the date of testing. The table below identifies the amounts by which each of the following assumptions may either decline or increase to arrive at a zero excess headroom of the present value of future cash flows over the carrying value of net assets in the two reporting units selected for sensitivity analysis disclosures:

Two reporting units
Reduction in Adjusted EBITDA margin*	1.2% and 2.1%
Reduction in long-term growth rate	1.2% and 1.6%
Increase in pre-tax discount rate	1.0% and 1.3%
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

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42. 17
CRH Form 10-K 46

	(Favorable) Unfavorable
	0.25 Percentage Point Increase		0.25 Percentage Point Decrease
in $ millions	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual benefit Cost	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual Benefit Cost
Actuarial Assumptions
Discount Rates
Pension	(90.3)	(1.7)	95.7	4.1
Other postretirement benefits	(2.8)	(0.2)	2.9	0.3
Expected return on plan assets	–	(7.1)	–	7.1
The assumptions underlying the actuarial valuation of the projected benefit obligation (including discount rates, rates of increase in future compensation levels, mortality rates and healthcare cost trends) from which the amounts recognized in the Consolidated Financial Statements are determined, are updated annually based on current economic conditions and for any relevant changes to the terms and conditions of the pension and postretirement plans. These assumptions can be affected by (i) for the discount rates, changes in the rates of return on high-quality corporate bonds; (ii) for future compensation levels, future labor market conditions; and (iii) for healthcare cost trend rates, the rate of medical cost inflation in the relevant regions.
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
For additional information about pension and other postretirement benefits, see Note 21 “Pension and other postretirement benefits” in Item 8. “Financial Statements and Supplementary Data”.
Business Combinations – Allocation of Purchase Price
The purchase price of assets acquired and liabilities assumed is determined based on the fair value of consideration transferred to and liabilities assumed from the seller as of the date of acquisition. The Company allocates the purchase price to the fair values of the tangible and intangible assets acquired, and liabilities assumed as valued at the acquisition date. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed is recorded as goodwill.
The purchase price allocation is a critical accounting estimate because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires management to utilize various assumptions. Further, the amounts and useful lives assigned to depreciable and amortizable assets versus amounts assigned to goodwill can affect the results of operations in the period of and for periods after a business combination.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, and therefore represents an exit price. A fair value measurement assumes the highest and best use of the asset by market participants. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as described below:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs that are derived from, or corroborated by, quoted prices or observable market data.
•Level 3: Inputs that are unobservable and are significant to the fair value of the assets or liabilities.
Level 1 fair values are used to value equity investments and long-term debt.
Level 2 fair values are typically used to value acquired receivables, inventory and equity method investments. Additionally, Level 2 fair values are typically used to value contracts acquired at other than market rates.
Level 3 fair values are used to value acquired property, plant and equipment, mineral-bearing land and other identifiable intangible assets.
An in-use valuation premise is applied for property, plant and equipment, such that the fair value of property, plant and equipment reflects the benefit of permits in place, architect and engineering fees, freight, tax, installation and other direct and indirect costs incurred. This premise assumes that each of the assets will continue to be used as is and as part of the ongoing business in connection with other assets.
To determine the value of plant and equipment, a replacement cost methodology is typically applied, which relies upon identifying a direct replacement cost associated with replacing assets with new assets, and incorporates estimates of obsolescence, and depreciation based on economic useful lives. These estimations are based on management’s historical experience, the use of third-party experts and available market and industry data. For the valuation of land, we engage third-party valuation experts. While we believe these assumptions and estimates are reasonable, they are inherently uncertain.
We may adjust the amounts recognized in an acquisition during a measurement period after the acquisition date. Any such adjustments are the result of subsequently obtaining additional information that existed at the acquisition date regarding the assets acquired or the liabilities assumed. Measurement period adjustments are generally recorded as increases or decreases to goodwill, if any, recognized in the transaction. The cumulative impact of measurement period adjustments on depreciation, amortization and other income statement items are recognized in the period the adjustment is determined. The measurement period ends once we have obtained all necessary information that existed as of the acquisition date but does not extend beyond one year from the acquisition date. Any adjustments to assets acquired or liabilities assumed beyond the measurement period, unless as a result of an error, are recorded through earnings.
For additional information about business combinations and purchase price allocations, including details of provisional purchase price allocations at the balance sheet date, see Note 4 “Acquisitions” in Item 8. “Financial Statements and Supplementary Data”.
CRH Form 10-K 47

Accounting Developments And Changes
Refer to Note 1 “Summary of significant accounting policies” in Item 8. “Financial Statements and Supplementary Data” for a discussion of new accounting developments.
Supplemental Guarantor Information
Guarantor financial information
As of December 31, 2024, CRH plc (the 'Guarantor') has fully and unconditionally guaranteed $300 million 6.400% Senior Notes due 2033 (i) (the '6.400% Notes') issued by CRH America, Inc. (CRH America), $750 million 5.200% Senior Notes due 2029 (the '5.200% Notes') issued by CRH SMW Finance Designated Activity Company (SMW Finance) and $750 million 5.400% Senior Notes due 2034 (the '5.400% Notes') issued by CRH America Finance, Inc. (America Finance), and together with the 6.400% Notes and the 5.200% Notes, (the 'Notes') and together with CRH America and SMW Finance (the 'Issuers').
The Issuers are each 100% owned by CRH plc, directly or indirectly. SMW Finance is an indirect wholly-owned finance subsidiary of CRH plc incorporated under the laws of Ireland and is a financing vehicle for CRH’s group companies. America Finance is an indirect wholly-owned finance subsidiary of CRH plc incorporated under the laws of the State of Delaware and is a financing vehicle for CRH’s U.S. operating companies.
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

Basis of presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of December 31, 2024, and the Income Statement for the year ended December 31, 2024, of CRH America and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information overleaf. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
CRH Form 10-K 48

The summarized Income Statement information is as follows:

in $ millions	For the year ended December 31, 2024
Income from continuing operations before income tax expense and income from equity method investments (i)	1,051
- of which relates to transactions with non-obligor subsidiaries	1,183
Net income for the financial year – all of which is attributable to equity holders of the Company	1,050
- of which relates to transactions with non-obligor subsidiaries	1,183

(i) Revenue and Gross Profit for the Obligor Group for the year ended December 31, 2024, amounted to $nil.
The summarized Balance Sheet information is as follows:
As of December 31, 2024
Current assets	610
Current assets – of which is due from non-obligor subsidiaries	307
Noncurrent assets	3,446
Noncurrent assets – of which is due from non-obligor subsidiaries	3,446
Current liabilities	4,145
Current liabilities – of which is due to non-obligor subsidiaries	2,890
Noncurrent liabilities	758
CRH Form 10-K 49

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CRH is exposed to market risks relating to fluctuations in foreign exchange rates, interest rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. Financial risk management at the Company seeks to minimize the negative impact of foreign exchange, interest rate and commodity price fluctuations on the Company’s earnings, cash flows and equity. Management provides oversight for risk management and derivative activities, determines certain of the Company’s financial risk policies and objectives, and provides guidelines for derivative instrument utilization.
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
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2024.
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
At December 31, 2024, the Company had fixed rate debt of $10.8 billion and floating rate debt of $3.5 billion, representing 76% and 24%, respectively, of total debt, including overdrafts, finance leases and the impact of derivatives. At December 31, 2023, the Company had fixed rate debt of $9.1 billion and floating rate debt of $2.7 billion, representing 77% and 23%, respectively, of total debt, including overdrafts, finance leases and the impact of derivatives. The Company’s interest rate swaps at December 31, 2024, whereby the Company swaps from fixed interest rates to floating interest rates, were $1.4 billion, compared to $1.4 billion as of December 31, 2023. The Company’s interest rate swaps at December 31, 2024, whereby the Company swaps from floating interest rates to fixed interest rates, were $0.2 billion, compared to $nil billion as at December 2023. Cash and cash equivalents and restricted cash at December 31, 2024, were $3.8 billion, compared to $6.4 billion at December 31, 2023, which was all held on short-term deposits and investments.
Sensitivity to interest rate moves
At December 31, 2024, the before-tax earnings and cash flows impact of a 100 bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $2 million favorable ($37 million favorable in 2023).
Foreign Exchange Rates Risk18
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
Where economically feasible, the Company maintains Net Debt* in the same relative currency ratio as capital employed to act as an economic hedge of the underlying currency assets. Where it is not feasible to do so, the Company may enter into foreign exchange forward contracts to hedge a portion of the net investment against the effect of exchange rate fluctuations. These transactions are designated as net investment hedges.
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $4.6 billion at December 31, 2024, compared to $1.6 billion at December 31, 2023.
Holding all other variables constant, if there were a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding at December 31, 2024, would decrease by approximately $86 million (at December 31, 2023, would increase by approximately $2 million), which would be largely offset by a loss on the foreign currency fluctuation of the underlying exposure being hedged.
Commodity Price Risk
Some of the Company’s products use significant amounts of commodity-priced materials, predominantly fuel and principal energy-related raw materials such as oil, electricity, coal and carbon credits, which are subject to price changes based upon fluctuations in the commodities market. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. When feasible, the Company manages commodity price risks through negotiated supply contracts and forward contracts to manage operating costs. The Company monitors commodity trends and where possible has alternative sourcing plans in place to mitigate the risk of supplier concentration and passing commodity-related inflation to customers or suppliers.
Where appropriate, the Company also has a number of derivative hedging programs in place to hedge commodity risks, with the aim of the programs being to neutralize variability in the Consolidated Statements of Income arising from changes in associated commodity indices. The timeframe for such programs can be up to four years.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 40 to 42.18
CRH Form 10-K 50

Item 8. Financial Statements and Supplementary Data
Independent Auditor’s Report
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of CRH public limited company (CRH plc)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CRH plc and subsidiaries (the Company) as of December 31, 2024, and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Acquisitions - Valuation of Property, plant and equipment related to the Hunter and Adbri acquisitions - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
On February 9, 2024, the Company wholly acquired a portfolio of cement and readymixed concrete operations and assets in Texas, United States for a total cash consideration, net of cash acquired, of $2,106 million (the ‘Hunter’ acquisition), and on July 1, 2024, it acquired 57% of the issued share capital of Adbri, a materials business in Australia, for a total cash consideration, net of cash acquired, of $787 million (the ‘Adbri’ acquisition). The Company accounted for these acquisitions as business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These acquisitions included Property, plant and equipment of $1,069 million and $1,364 million respectively.
We identified the valuation of Property, plant and equipment as a critical audit matter because of the estimates made by management to determine the fair value of these assets for purposes of recording the acquisitions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures to determine the fair value of acquired Property, plant and equipment under the replacement cost approach. This included estimating the useful lives based on management’s historical experience and expectations as to the period of time over which the assets will be used and estimating the cost to replace or reproduce comparable assets adjusted for the remaining useful lives.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the fair value of Property, plant and equipment acquired as part of the acquisitions included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management's controls over the assumptions used in the replacement cost approach for Property, plant and equipment and the review of the work of management's third-party specialists.
•We evaluated the underlying terms of the purchase agreements, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company's management, as well as to assess the completeness of the assets acquired.
•We evaluated the competency, capabilities and objectivity of the third-party specialists engaged by management to perform the valuations.
•We read the third-party valuation reports and, with the assistance of our valuation specialists, we evaluated the appropriateness of the Company's methodology used to estimate the cost to replace or reproduce comparable assets adjusted for the remaining useful lives.
CRH Form 10-K 51

Service revenues - Revenue recognition for certain long-term contracts - Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company recognizes long-term contract revenue over the contract term as the work progresses because transfer of control and the fulfillment of performance obligations to the customer is continuous. Revenue derived from long-term contracts, measured on a percentage of completion basis and in-progress at the balance sheet date involves judgment, particularly as it relates to the process of estimating total forecasted costs of the contracts.
We identified revenue recognition for certain long-term contracts, measured on a percentage of completion basis and in-progress at the balance sheet date as a critical audit matter because of the judgments made by management in estimating total forecasted costs of the contracts. This required extensive audit effort due to the complexity of certain long-term contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates and evaluating the results of those procedures.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to management’s recognition of revenue for certain long-term contracts, measured on a percentage of completion basis and in-progress at the balance sheet date included the following, among others:
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
–evaluated management's ability to estimate total forecasted costs accurately by:
◦comparing costs incurred to date to the costs management estimated, at either the inception of the contract or the start of the reporting period;
◦evaluating management’s ability to accurately estimate the total cost by performing corroborating inquiries with the Company’s project managers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts; and
◦comparing management’s estimates for the selected contracts to costs of similar performance obligations, when applicable.
–tested the mathematical accuracy of management’s calculation of revenue, measured on a percentage of completion basis, for the performance obligation.

/s/ Deloitte Ireland LLP
Dublin, Ireland
February 26, 2025

We have served as the Company’s auditor since 2020.
CRH Form 10-K 52

Consolidated Statements of Income
(in $ millions, except share and per share data)

For the years ended December 31	2024	2023	2022
Product revenues	26,699	26,156	24,519
Service revenues	8,873	8,793	8,204
Total revenues	35,572	34,949	32,723
Cost of product revenues	(14,651)	(14,741)	(14,123)
Cost of service revenues	(8,220)	(8,245)	(7,785)
Total cost of revenues	(22,871)	(22,986)	(21,908)
Gross profit	12,701	11,963	10,815
Selling, general and administrative expenses	(7,852)	(7,486)	(7,056)
Gain on disposal of long-lived assets	237	66	50
Loss on impairments	(161)	(357)	–
Operating income	4,925	4,186	3,809
Interest income	143	206	65
Interest expense	(612)	(376)	(344)
Other nonoperating income (expense), net	258	(2)	(69)
Income from continuing operations before income tax expense and income from equity method investments	4,714	4,014	3,461
Income tax expense	(1,085)	(925)	(762)
Loss from equity method investments	(108)	(17)	–
Income from continuing operations	3,521	3,072	2,699
Income from discontinued operations, net of income tax expense	–	–	1,190
Net income	3,521	3,072	3,889

Net (income) attributable to redeemable noncontrolling interests	(28)	(28)	(27)
Net (income) loss attributable to noncontrolling interests	(1)	134	–
Net income attributable to CRH	3,492	3,178	3,862

Basic earnings per share attributable to CRH
Continuing operations	$5.06	$4.36	$3.58
Discontinued operations	–	–	$1.57
Net income	$5.06	$4.36	$5.15

Diluted earnings per share attributable to CRH
Continuing operations	$5.02	$4.33	$3.55
Discontinued operations	–	–	$1.56
Net income	$5.02	$4.33	$5.11

Weighted average common shares outstanding
Basic	683.3	723.9	758.3
Diluted	689.5	729.2	764.1
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH Form 10-K 53

Consolidated Statements of Comprehensive Income
(in $ millions)

For the years ended December 31	2024	2023	2022
Net income	3,521	3,072	3,889
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(470)	310	(665)
Net change in fair value of effective portion of cash flow hedges, net of tax of $3 million, $1 million, and $6 million in 2024, 2023, and 2022, respectively	(16)	(28)	(37)
Actuarial gains (losses) and prior service credits (costs) for pension and other postretirement plans, net of tax of $(4) million, $17 million, and $(66) million in 2024, 2023, and 2022, respectively	44	(108)	294
Other comprehensive (loss) income	(442)	174	(408)
Comprehensive income	3,079	3,246	3,481
Comprehensive (income) attributable to redeemable noncontrolling interests	(28)	(28)	(27)
Comprehensive loss attributable to noncontrolling interests	52	131	46
Comprehensive income attributable to CRH	3,103	3,349	3,500
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH Form 10-K 54

Consolidated Balance Sheets
(in $ millions, except share data)

At December 31	2024	2023
Assets
Current assets:
Cash and cash equivalents	3,720	6,341
Restricted cash	39	–
Accounts receivable, net	4,820	4,507
Inventories	4,755	4,291
Assets held for sale	–	1,268
Other current assets	749	478
Total current assets	14,083	16,885
Property, plant and equipment, net	21,452	17,841
Equity method investments	737	620
Goodwill	11,061	9,158
Intangible assets, net	1,211	1,041
Operating lease right-of-use assets, net	1,274	1,292
Other noncurrent assets	795	632
Total assets	50,613	47,469
Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	3,207	3,149
Accrued expenses	2,248	2,296
Current portion of long-term debt	2,999	1,866
Operating lease liabilities	265	255
Liabilities held for sale	–	375
Other current liabilities	1,577	2,072
Total current liabilities	10,296	10,013
Long-term debt	10,969	9,776
Deferred income tax liabilities	3,105	2,738
Noncurrent operating lease liabilities	1,074	1,125
Other noncurrent liabilities	2,319	2,196
Total liabilities	27,763	25,848
Commitments and contingencies (Note 24)
Redeemable noncontrolling interests	384	333
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of December 31, 2024, and December 31, 2023	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 718,647,277 and 734,519,598 shares issued and outstanding, as of December 31, 2024, and December 31, 2023, respectively	290	296
Treasury stock, at cost (41,355,384 and 42,419,281 shares as of December 31, 2024, and December 31, 2023, respectively)	(2,137)	(2,199)
Additional paid-in capital	422	454
Accumulated other comprehensive loss	(1,005)	(616)
Retained earnings	24,036	22,918
Total shareholders’ equity attributable to CRH shareholders	21,607	20,854
Noncontrolling interests	859	434
Total equity	22,466	21,288
Total liabilities, redeemable noncontrolling interests and equity	50,613	47,469
The accompanying notes form an integral part of the Consolidated Financial Statements.
CRH Form 10-K 55

Consolidated Statements of Cash Flows
(in $ millions)

For the years ended December 31	2024	2023	2022
Cash Flows from Operating Activities:
Net income	3,521	3,072	3,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,798	1,633	1,577
Loss on impairments	161	357	–
Share-based compensation	125	123	101
Gains on disposals from discontinued operations, businesses and long-lived assets, net	(431)	(66)	(1,422)
Deferred tax expense (benefit)	180	(64)	(63)
Loss from equity method investments	108	17	–
Pension and other postretirement benefits net periodic benefit cost	34	31	30
Non-cash operating lease costs	262	293	273
Other items, net	14	68	45
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(122)	(164)	(226)
Inventories	(224)	(60)	(655)
Accounts payable	48	144	403
Operating lease liabilities	(287)	(276)	(269)
Other assets	(69)	25	(45)
Other liabilities	(86)	(72)	205
Pension and other postretirement benefits contributions	(43)	(44)	(43)
Net cash provided by operating activities	4,989	5,017	3,800

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, and intangibles	(2,578)	(1,817)	(1,523)
Acquisitions, net of cash acquired	(4,900)	(640)	(3,253)
Proceeds from divestitures	1,001	–	3,712
Proceeds from disposal of long-lived assets	272	104	115
Dividends received from equity method investments	44	44	36
Settlements of derivatives	(9)	(1)	(11)
Deferred divestiture consideration received	83	6	52
Other investing activities, net	(204)	(87)	(45)
Net cash used in investing activities	(6,291)	(2,391)	(917)
CRH Form 10-K 56

Consolidated Statements of Cash Flows
(in $ millions)

For the years ended December 31	2024	2023	2022
Cash Flows from Financing Activities:
Proceeds from debt issuances	4,001	3,163	38
Payments on debt	(1,859)	(1,462)	(364)
Settlements of derivatives	(36)	7	(11)
Payments of finance lease obligations	(57)	(26)	(28)
Deferred and contingent acquisition consideration paid	(21)	(22)	(24)
Dividends paid	(1,706)	(940)	(917)
Distributions to noncontrolling and redeemable noncontrolling interests	(53)	(35)	(23)
Transactions involving noncontrolling interests	19	(2)	(3)
Repurchases of common stock	(1,482)	(3,067)	(1,178)
Proceeds from exercise of stock options	8	4	11
Net cash used in financing activities	(1,186)	(2,380)	(2,499)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(143)	208	(231)
(Decrease)/increase in cash and cash equivalents, including restricted cash	(2,631)	454	153
Cash and cash equivalents and restricted cash at the beginning of year	6,390	5,936	5,783
Cash and cash equivalents and restricted cash at the end of year	3,759	6,390	5,936

Supplemental cash flow information:
Cash paid for interest (including finance leases)	599	418	329
Cash paid for income taxes	960	959	1,043

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents presented in the Consolidated Balance Sheets	3,720	6,341	5,936
Restricted cash presented in the Consolidated Balance Sheets	39	–	–
Cash and cash equivalents included in Assets held for sale	–	49	–
Total cash and cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	3,759	6,390	5,936
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH Form 10-K 57

Consolidated Statements of Changes in Equity
(in $ millions, except share and per share data)
For the year ended December 31, 2022

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	0.9	$1	774.1	$309	(3.7)	($195)	$458	($425)	$20,466	$20,614	$632	$21,246
Net income	–	–	–	–	–	–	–	–	3,862	3,862	–	3,862
Other comprehensive loss	–	–	–	–	–	–	–	(362)	–	(362)	(46)	(408)
Share-based compensation	–	–	–	–	–	–	101	–	–	101	–	101
Repurchases of common stock	–	–	–	–	(30.0)	(1,178)	–	–	–	(1,178)	–	(1,178)
Retirement of treasury stock	–	–	(22.0)	(7)	22.0	879	–	–	(872)	–	–	–
Shares issued under employee share plans	–	–	–	–	4.0	197	(116)	–	(70)	11	–	11
Dividends declared on common stock	–	–	–	–	–	–	–	–	(931)	(931)	–	(931)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(8)	(8)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(3)	(3)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	40	40	–	40
Balance at December 31, 2022	0.9	$1	752.1	$302	(7.7)	($297)	$443	($787)	$22,495	$22,157	$575	$22,732
For the year ended December 31, 2022, dividends declared on common stock were $1.27 per common share.
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH Form 10-K 58

Consolidated Statements of Changes in Equity
(in $ millions, except share and per share data)
For the year ended December 31, 2023

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	0.9	$1	752.1	$302	(7.7)	($297)	$443	($787)	$22,495	$22,157	$575	$22,732
Net income	–	–	–	–	–	–	–	–	3,178	3,178	(134)	3,044
Other comprehensive income	–	–	–	–	–	–	–	171	–	171	3	174
Share-based compensation	–	–	–	–	–	–	123	–	–	123	–	123
Repurchases of common stock	–	–	–	–	(38.2)	(2,019)	–	–	–	(2,019)	–	(2,019)
Repurchases and retirement of common stock	–	–	(17.6)	(6)	–	–	–	–	(1,042)	(1,048)	–	(1,048)
Shares issued under employee share plans	–	–	–	–	3.5	117	(112)	–	(1)	4	–	4
Dividends declared on common stock	–	–	–	–	–	–	–	–	(1,688)	(1,688)	–	(1,688)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(8)	(8)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(2)	(2)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(24)	(24)	–	(24)
Balance at December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
For the year ended December 31, 2023, dividends declared on common stock were $1.33 per common share.
The accompanying notes form an integral part of the Consolidated Financial Statements.
CRH Form 10-K 59

Consolidated Statements of Changes in Equity
(in $ millions, except share and per share data)
For the year ended December 31, 2024

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
Net income	–	–	–	–	–	–	–	–	3,492	3,492	1	3,493
Other comprehensive loss	–	–	–	–	–	–	–	(389)	–	(389)	(53)	(442)
Share-based compensation	–	–	–	–	–	–	125	–	–	125	–	125
Repurchases of common stock	–	–	–	–	(2.6)	(180)	–	–	–	(180)	–	(180)
Repurchases and retirement of common stock	–	–	(15.9)	(6)	–	–	–	–	(1,296)	(1,302)	–	(1,302)
Shares issued under employee share plans	–	–	–	–	3.6	242	(157)	–	(88)	(3)	–	(3)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(956)	(956)	–	(956)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(30)	(30)
Divestiture of noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(19)	(19)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	507	507
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	19	19
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(34)	(34)	–	(34)
Balance at December 31, 2024	0.9	$1	718.6	$290	(41.4)	($2,137)	$422	($1,005)	$24,036	$21,607	$859	$22,466
For the year ended December 31, 2024, dividends declared on common stock were $1.40 per common share.
The accompanying notes form an integral part of the Consolidated Financial Statements.
CRH Form 10-K 60

Notes To Consolidated Financial Statements
1. Summary of significant accounting policies
1.1. Description of business
CRH plc (the Company) is a multinational company that operates in the building materials industry, providing essential products and services for construction projects worldwide. The Company is a major producer of aggregates, cement, readymixed concrete, and asphalt and a supplier of paving and constructions services, providing solutions to a wide range of customers, including contractors, builders, engineers, infrastructure developers, and the residential market. CRH is one of the largest suppliers of building materials globally.
Effective during the fourth quarter of 2024, the Company's reportable segments changed to the following three segments: Americas Materials Solutions, Americas Building Solutions and International Solutions. See Note 20 for further information.
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
Certain amounts in the prior period have been reclassified to conform with the current period presentation in the Consolidated Statements of Cash Flows. These reclassifications had no effect on the previously reported net cash provided by (used in) operating, investing, or financing activities, or in the Consolidated Balance Sheets or Consolidated Statements of Income.
1.3. Consolidation
The Consolidated Financial Statements include the accounts of CRH plc, and the wholly- and majority-owned subsidiaries of CRH plc, in addition to variable interest entities (VIEs) in which the Company is the primary beneficiary. In evaluating whether the Company has a controlling financial interest, the following are considered: (1) for voting interest entities, the Company consolidates those entities in which they own a majority of the voting interests; and (2) for VIEs, the Company consolidates those entities for which they are the primary beneficiary. All intercompany transactions and accounts have been eliminated.
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
The Company evaluates its Equity method investments for other-than-temporary impairment when events or conditions indicate that the carrying amounts of such investments are not recoverable. Challenging market conditions in China have impacted future growth prospects and provided indicators of impairment for the carrying value of the Company's equity method investment in China, which forms part of International Solutions. Accordingly, the Company performed a valuation of its investment in China and identified an impairment charge of $190 million, which reflects the difference between its fair value and carrying value at December 31, 2024. An impairment charge of $nil million and $nil million was recognised for the years ended December 31, 2023 and 2022, respectively. The Company calculated fair value by using a discounted cash flow model, which reflects the value of an investment based on its future cash flows. The impairment charge was recorded within Loss from equity method investments in the Consolidated Statements of Income and as a reduction to the Equity method investments balance in the Consolidated Balance Sheets.
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
Noncontrolling interests with redemption features, such as put/call options, that are not solely within the Company’s control (Redeemable noncontrolling interests) are reported separately in the Consolidated Balance Sheets at the greater of carrying value or redemption value. The Redeemable noncontrolling interests primarily comprise of the noncontrolling interests in two of the Company’s North American subsidiaries. The respective shareholders’ agreements for these entities contain put options that provide the noncontrolling shareholders the right to put their shares to the Company at a value based on a calculated formula. The put options are currently exercisable.
See Note 23 for further information.

CRH Form 10-K 61

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
1.7. Revenue recognition
The Company recognizes revenues in the amount of the price expected to be received for goods and services supplied at a point in time or over time, as contractual performance obligations are fulfilled, and control of goods and services passes to the customer. Revenue excludes trade discounts and value-added tax or sales tax. Trade receivables and construction contract assets are in general receivable within 90 days of the balance sheet date.
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

CRH Form 10-K 62

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
1.9. Cash and cash equivalents and restricted cash
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less.
Restricted cash consists of amounts held in escrow designated for exchange of assets under Section 1031 of the U.S. Internal Revenue Code.
1.10. Accounts receivable, net
Accounts receivable are stated at amortized cost. The Company records an allowance for credit losses, which includes an allowance for probable losses based on historical write-offs, adjusted for current conditions as deemed necessary, and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for receivables as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in earnings in the period in which the change occurs. The Company writes off accounts receivable when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected.
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

CRH Form 10-K 63

1.13. Leases
A contract contains a lease if it is enforceable and conveys the right to control the use of a specified asset for a period of time in exchange for consideration, which is assessed at inception. A right-of-use asset and lease liability are recognized at the commencement date for contracts containing a lease.
Leases are evaluated and classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term; (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised; (3) the lease term is for a major part of the remaining useful life of the asset; (4) the underlying asset is of such a specialized nature that is expected to have no alternative use to the lessor at the end of the lease term; or (5) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of the above criteria.
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
There are three types of derivatives the Company enters into: (i) those relating to fair value exposures; (ii) those relating to cash flow exposures; and (iii) those relating to foreign currency net investment exposures. Fair value exposures relate to recognized assets or liabilities, and firm commitments; cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities, or forecasted transactions; and net investment exposures relate to the impact of foreign currency exchange rate changes on the carrying value of net assets denominated in foreign currencies.
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
The fair values of the Company's derivatives are not material. The notional amount of the Company’s outstanding fair value hedges, cash flow hedges, and net investment hedges was $1,375 million, $342 million, and $1,371 million at December 31, 2024, respectively, and $1,375 million, $550 million, and $1,187 million at December 31, 2023, respectively. The notional amount of derivatives not designated as hedging instruments was $3,323 million and $338 million at December 31, 2024 and 2023, respectively.
CRH Form 10-K 64

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
1.21. Share-based compensation
The Company grants share-based awards, which consist of performance stock units (PSUs) and stock options. All of the share-based compensation awards are classified as equity awards. The Company measures share-based compensation awards using fair value based measurement methods. This results in the recognition of compensation expense for all share-based compensation awards based on their fair value as of the grant date. For performance-based awards, compensation expense is recognized only if it is probable that the performance condition will be achieved. Compensation expense is recognized over the requisite service period for time and performance-based awards, net of estimated forfeitures.
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

CRH Form 10-K 65

1.24. Income taxes
Current tax represents the expected tax payable (or recoverable) on the taxable profit for the year using tax rates enacted for the period. Where items are accounted for outside of profit or loss, the related income tax is recognized either in Other comprehensive (loss) income or directly in equity, as appropriate. Interest and penalties associated with the liability for income tax are classified as Income tax expense. The Company’s policy is to release tax effects from Accumulated other comprehensive income (loss) when the underlying items affect earnings.
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
See Note 15 for further information.
1.25. New accounting standards
Accounting pronouncements recently adopted
For the year ended December 31, 2024, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosure of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. Adoption of the ASU has been applied retrospectively to all prior periods presented in the Consolidated Financial Statements.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of this ASU and will adopt them for the year ending December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disclosure of specified information about certain costs and expenses in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. These amendments should be applied either prospectively to financial statements issued after the effective date or retrospectively to any or all prior periods presented in the financial statements. Early adoption is also permitted. The Company is currently evaluating the provisions of this ASU and will adopt them for the year ending December 31, 2027.
CRH Form 10-K 66

2. Revenue
The Company disaggregates revenue based on its operating and reportable segments. During the fourth quarter of 2024, the Company changed its reportable segments as described in Note 20 Segment Information. The Company’s operating and reportable segments are: (1) Americas Materials Solutions, (2) Americas Building Solutions, and (3) International Solutions.
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
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	For the Year Ended December 31, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	4,793	–	4,767	9,560
Road Solutions (i)	11,380	–	4,930	16,310
Building & Infrastructure Solutions (ii)	–	2,569	1,998	4,567
Outdoor Living Solutions	–	4,490	645	5,135
Total revenues	16,173	7,059	12,340	35,572

	For the Year Ended December 31, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	4,583	–	4,876	9,459
Road Solutions (i)	10,852	–	4,814	15,666
Building & Infrastructure Solutions (ii)	–	2,524	2,174	4,698
Outdoor Living Solutions	–	4,493	633	5,126
Total revenues	15,435	7,017	12,497	34,949

	For the Year Ended December 31, 2022
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	4,160	–	4,625	8,785
Road Solutions (i)	10,164	–	4,724	14,888
Building & Infrastructure Solutions (ii)	–	2,379	2,252	4,631
Outdoor Living Solutions	–	3,809	610	4,419
Total revenues	14,324	6,188	12,211	32,723

(i)     Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time for the years ended December 31 were:

in $ millions	2024	2023	2022
Americas Materials Solutions	6,426	6,146	5,791
International Solutions	1,880	2,004	1,814
Total revenue from contracts with customers	8,306	8,150	7,605

CRH Form 10-K 67

(ii)     Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time for the years ended December 31 were:

in $ millions	2024	2023	2022
Americas Building Solutions	81	70	78
International Solutions	486	573	521
Total revenue from contracts with customers	567	643	599

	For the Year Ended December 31, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Primary geographic markets
United States	14,975	6,736	123	21,834
Rest of World (i)	1,198	323	1,199	2,720
United Kingdom	–	–	3,994	3,994
Rest of Europe (ii)	–	–	7,024	7,024
Total revenues	16,173	7,059	12,340	35,572

	For the Year Ended December 31, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Primary geographic markets
United States	14,088	6,692	150	20,930
Rest of World (i)	1,347	325	633	2,305
United Kingdom	–	–	4,312	4,312
Rest of Europe (ii)	–	–	7,402	7,402
Total revenues	15,435	7,017	12,497	34,949

	For the Year Ended December 31, 2022
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Primary geographic markets
United States	13,050	5,860	178	19,088
Rest of World (i)	1,274	325	701	2,300
United Kingdom	–	–	4,241	4,241
Rest of Europe (ii)	–	3	7,091	7,094
Total revenues	14,324	6,188	12,211	32,723
(i)    The Rest of World principally includes Australia, Canada and the Philippines.
(ii)    The Rest of Europe principally includes Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Luxembourg, the Netherlands, Poland, Romania, Serbia, Slovakia, Spain, Sweden, Switzerland and Ukraine. Revenues generated in the Republic of Ireland represented approximately 2%, 3%, and 2% of our consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively.
Contract assets were $690 million and $716 million and contract liabilities were $500 million and $439 million, at December 31, 2024 and 2023, respectively. The decrease in contract assets was primarily attributed to revenue recognized on certain contracts partially offset by the timing of billings. The increase in contract liabilities was due to the timing of advance payments and revenue recognized during the period. The Company recognized revenue of $387 million and $308 million for the years ended December 31, 2024 and 2023, respectively, which was previously included in the contract liability balance at December 31, 2023 and 2022, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts at December 31, 2024 and 2023 amounting to $450 million and $240 million, and $471 million and $245 million respectively. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On December 31, 2024, the Company had $3,551 million of transaction price allocated to remaining performance obligations. The majority of open contracts at December 31, 2024, are expected to close and revenue to be recognized within 12 months of the balance sheet date.
Revenue from sales to equity method investments for the years ended December 31, 2024, 2023, and 2022 were $296 million, $221 million, and $237 million, respectively.

CRH Form 10-K 68

3. Assets held for sale and discontinued operations
In November 2023, the Company entered into a sales agreement with SigmaRoc plc. to divest of its Lime operations in Europe for consideration of $1.1 billion. The transaction was structured in three phases. The first phase of the transaction, comprising the Company’s Lime operations in Germany, Czech Republic and Ireland, closed on January 1, 2024, and the second phase, comprising the operations in the United Kingdom, closed on March 27, 2024. The third phase, comprising the operations in Poland, closed on August 30, 2024. The divestitures resulted in a pretax gain of $167 million which is included in Other nonoperating income (expense), net. The results of the divested operations and the gain on divestiture are reported in the International Solutions segment.
The disposal of certain cement, aggregates and readymixed concrete operations in Quebec, Canada, previously classified as held for sale, completed during 2024.
The assets associated with these transactions comprised part of the Company’s International Solutions and Americas Materials Solutions segments, respectively. As the businesses were divested in 2024, all opening balances have been reclassified back to the relevant asset and liability categories prior to their divestiture for presentation purposes.
The major classes of assets and liabilities classified as held for sale at December 31 were:

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
In April 2022, the Company completed the divestiture of its Building Envelope business, formerly part of the Americas Building Solutions segment. The Company analyzed the quantitative and qualitative factors relevant to the Building Envelope business and determined that the criteria for discontinued operations presentation were met during the year ended 2022. As a result, the operating results of the Building Envelope business were reported separately as discontinued operations, net of income tax expense, in the Consolidated Statements of Income for the period ended December 31, 2022.

CRH Form 10-K 69

The financial results for the Company’s discontinued operations for the year ended December 31 were:

in $ millions	2022
Total revenues	645

Operating income	89
Gain on divestiture before income taxes	1,471
Income from discontinued operations before income tax expense	1,560
Income tax expense	(370)
Income from discontinued operations, net of income tax expense	1,190

The cash flows from discontinued operations included in the accompanying Consolidated Statements of Cash Flows for the year ended December 31 were:

in $ millions	2022
Cash flows from discontinued operations
Net cash used in operating activities (i)	(444)
Net cash provided by investing activities (ii)	3,446
Net cash provided by financing activities	3
(i)     Includes the corporation tax paid on the sale of discontinued operations.
(ii)     Includes the proceeds from the divestiture of discontinued operations.
4. Acquisitions
The Company strategically acquires companies in order to increase its footprint and offer products and services that diversify its existing offerings. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition, with the remaining amount recorded in Goodwill.
On February 9, 2024, the Company wholly acquired a portfolio of cement and readymixed concrete operations and assets in Texas, United States (the 'Hunter' acquisition) for a total cash consideration, net of cash acquired, of $2,106 million. The Hunter acquisition is reported in the Americas Materials Solutions segment.
On July 1, 2024, the Company acquired 57% of the issued share capital of Adbri (the 'Adbri' acquisition), a construction materials business in Australia, for a total cash consideration, net of cash acquired, of $787 million. The Adbri acquisition is reported in the International Solutions segment. Due to the size and scale of Adbri, the determination of the fair values of identifiable assets acquired and liabilities assumed as disclosed are provisional.
During 2024, the Company completed the acquisition of 38 other companies in addition to Hunter and Adbri. The total cash consideration for these acquisitions, net of cash acquired, was $2,007 million.

CRH Form 10-K 70

The amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions during the year ended December 31, 2024, were:

in $ millions	Hunter	Adbri (i)	Other acquisitions (i) (ii)	Total
Identifiable assets acquired and liabilities assumed
Assets
Cash and cash equivalents	–	15	38	53
Accounts receivable, net	–	156	152	308
Inventories	70	133	149	352
Other current assets	2	6	8	16
Property, plant and equipment, net	1,069	1,364	850	3,283
Equity method investments	–	366	–	366
Intangible assets, net	2	4	184	190
Operating lease right-of-use assets, net	12	18	85	115
Total assets	1,155	2,062	1,466	4,683
Liabilities
Accounts payable	–	17	54	71
Accrued expenses	6	67	30	103
Operating lease liabilities	12	18	85	115
Long-term debt	–	519	9	528
Deferred income tax liabilities	–	208	27	235
Other liabilities	8	151	57	216
Total liabilities	26	980	262	1,268
Total identifiable net assets at fair value	1,129	1,082	1,204	3,415
Goodwill	977	227	940	2,144
Redeemable noncontrolling interests	–	–	(12)	(12)
Noncontrolling interests	–	(507)	–	(507)
Total consideration	2,106	802	2,132	5,040

Consideration satisfied by:
Cash payments	2,106	802	2,045	4,953
Asset exchange	–	–	41	41
Deferred consideration (stated at net present cost)	–	–	27	27
Contingent consideration	–	–	19	19
Total consideration	2,106	802	2,132	5,040

Acquisitions of businesses, net of cash acquired
Cash consideration	2,106	802	2,045	4,953
Less: cash and cash equivalents acquired	–	(15)	(38)	(53)
Total outflow in the Consolidated Statements of Cash Flows	2,106	787	2,007	4,900
(i)    The estimated fair values of assets acquired and liabilities assumed associated with these acquisitions are provisional (principally in respect of Property, plant and equipment, net, provisions for liabilities and the associated goodwill and deferred tax aspects) and are based on the information that was available as of the reporting date. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
(ii)    Other acquisitions are aggregated on the basis of individual immateriality.
As a result of the 2024 acquisitions, the Company recognized $190 million of amortizable intangible assets and $2,144 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in 2024, $1,712 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of nine years.

CRH Form 10-K 71

During 2023, the Company completed the acquisition of 22 companies. The total cash consideration for these acquisitions, net of cash acquired, was $640 million.
The identifiable assets acquired, liabilities assumed, and consideration related to the acquisitions during the year ended December 31, 2023, were:

in $ millions	Total (i)
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	19
Accounts receivable, net	71
Inventories	65
Other current assets	8
Property, plant and equipment, net	252
Intangible assets, net	86
Operating lease right-of-use assets, net	35
Accounts payable	56
Accrued expenses	30
Operating lease liabilities	35
Long-term debt	104
Deferred income tax liabilities	30
Other liabilities	6
Total identifiable net assets at fair value	275
Goodwill	398
Total consideration	673

Consideration satisfied by:
Cash payments	659
Deferred consideration (stated at net present cost)	8
Contingent consideration	6
Total consideration	673

Acquisitions of businesses, net of cash acquired
Cash consideration	659
Less: cash and cash equivalents acquired	(19)
Total outflow in the Consolidated Statements of Cash Flows	640
(i)     Total acquisitions are aggregated on the basis of individual immateriality.
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
CRH Form 10-K 72

On July 8, 2022, the Company acquired Barrette Outdoor Living, Inc. (Barrette), North America's leading provider of residential fencing and railing solutions headquartered in Middleburg Heights, Ohio, United States, at an effective 100% stake. The total cash consideration for this acquisition, net of cash acquired, was $1,903 million.
During 2022, the Company completed the acquisition of 28 other companies. The total cash consideration for these acquisitions, net of cash acquired, was $1,350 million.
The identifiable assets acquired, liabilities assumed, and consideration related to the acquisitions during the year ended December 31, 2022, were:

in $ millions	Barrette	Other acquisitions (i)	Total
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	8	14	22
Accounts receivable, net	128	49	177
Inventories	247	128	375
Other current assets	40	10	50
Property, plant and equipment, net	266	539	805
Equity method investments	–	28	28
Intangible assets, net	809	178	987
Operating lease right-of-use assets, net	43	59	102
Accounts payable	26	20	46
Accrued expenses	121	27	148
Operating lease liabilities	43	59	102
Long-term debt	–	8	8
Deferred income tax liabilities	192	55	247
Other liabilities	22	4	26
Total identifiable net assets at fair value	1,137	832	1,969
Goodwill	774	546	1,320
Total consideration	1,911	1,378	3,289

Consideration satisfied by:
Cash payments	1,911	1,364	3,275
Deferred consideration (stated at net present cost)	–	10	10
Contingent consideration	–	4	4
Total consideration	1,911	1,378	3,289

Acquisitions of businesses, net of cash acquired
Cash consideration	1,911	1,364	3,275
Less: cash and cash equivalents acquired	(8)	(14)	(22)
Total outflow in the Consolidated Statements of Cash Flows	1,903	1,350	3,253
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

CRH Form 10-K 73

Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with acquisitions completed during the applicable period. The Company incurred the following acquisition-related costs for the years ended December 31, 2024, 2023, and 2022:

in $ millions	2024	2023	2022
Acquisition-related costs
Hunter	23	–	–
Adbri	23	–	–
Barrette	–	–	27
Other acquisitions	27	10	12
Total acquisition-related costs	73	10	39
For the period from acquisition date through December 31, 2024, 2023, and 2022, acquisitions contributed $1,387 million, $228 million and $761 million to Revenues and a loss of $23 million, $15 million and $18 million to Net income attributable to CRH, excluding acquisition-related costs that arose in that period and including the effect of interest expense to finance the acquisitions, respectively.
Pro forma results of operations for the current year acquisitions, as if they were combined as of January 1, 2023, have not been presented because they are not material to the Condensed Consolidated Financial Statements.
5. Accounts receivable, net
Accounts receivable, net at December 31 were:

in $ millions	2024	2023
Trade receivables	3,829	3,574
Construction contract assets	690	716
Total accounts receivable	4,519	4,290
Less: allowance for credit losses	(140)	(149)
Other current receivables	441	366
Total accounts receivable, net	4,820	4,507

Of the total Accounts receivable, net balances, $46 million and $27 million at December 31, 2024, and 2023, respectively, were due from equity method investments.

The changes in the allowance for credit losses at December 31 were as follows:

in $ millions	2024	2023	2022
At January 1	149	125	131
Charge-offs	(14)	(18)	(19)
Provision for credit losses	7	39	24
Foreign currency translation and other	(2)	3	(11)
At December 31	140	149	125
6. Inventories
Inventories at December 31 were:

in $ millions	2024	2023
Raw materials	2,074	1,865
Work-in-process	267	186
Finished goods	2,414	2,240
Total inventories	4,755	4,291
CRH Form 10-K 74

7. Property, plant and equipment, net
Property, plant and equipment, net at December 31 were:

in $ millions	2024	2023
Mineral-bearing land	5,159	4,847
Land and buildings	6,609	5,991
Plant and machinery	23,047	20,468
Construction in progress	1,963	1,271
Finance lease right-of-use assets	376	187
Total property, plant and equipment	37,154	32,764
Less: accumulated depreciation, depletion, amortization and impairment	(15,702)	(14,923)
Total property, plant and equipment, net	21,452	17,841
Depreciation, depletion and amortization expense related to property, plant and equipment was $1,646 million, $1,494 million and $1,449 million for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation, depletion and amortization expense includes amortization of right-of-use assets from finance leases.
Potential impairment of property, plant and equipment is considered by applying a series of external and internal indicators including a limited number of climate change factors.
An impairment charge of $89 million was recognized during the year ended December 31, 2024, principally relating to the write-down of property, plant and equipment in our Architectural Products business in Europe which is part of our International Solutions segment. The fair value did not exceed carrying value, driven by challenging market conditions which had an impact on growth prospects and as such an impairment charge has been recorded. An impairment charge of $30 million was recognized during the year ended December 31, 2023, principally relating to the write-down of property, plant and equipment in our Americas Materials Solutions segment.
8. Intangible assets, net
Intangible assets, net at December 31 were:

in $ millions	2024	2023
Marketing-related	337	310
Customer-related (i)	1,394	1,260
Contract-based	110	101
Software costs	126	–
IT projects in progress	63	–
Total intangible assets, gross	2,030	1,671
Accumulated amortization	(819)	(630)
Total intangible assets, net	1,211	1,041
(i)    The customer-related intangible assets relate predominantly to non-contractual customer relationships.

Amortization of intangibles included predominantly in Selling, general and administrative expenses in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 amounted to $152 million, $139 million and $103 million, respectively.
The estimated amortization for intangible assets for the five years subsequent to December 31, 2024, and thereafter is as follows:

in $ millions	2025	2026	2027	2028	2029	2030 and thereafter
Amortization	207	112	116	104	85	587

CRH Form 10-K 75

9. Goodwill
During the fourth quarter of 2024, the Company's operating and reportable segments changed to the following three segments: Americas Materials Solutions; Americas Building Solutions; and International Solutions and existing goodwill was reallocated to each of the new reportable segments and associated reporting units. See Note 20 for further information. The results of this reallocation of goodwill have been recast below, by reportable segment, at December 31, 2023. As a result of this revision to reportable segments and associated reporting units, the Company performed an impairment assessment before and after the reallocation. Both before and after the reallocation, the Company concluded that the fair values of the reporting units affected were above their carrying values and therefore there was no indication of impairment.
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
The changes in the carrying amount of goodwill at December 31 were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2022	4,407	2,517	2,275	9,199
Acquisitions	34	240	124	398
Foreign currency translation adjustment	8	(5)	86	89
Impairment charge for the year	(32)	–	(295)	(327)
Reclassified as held for sale	–	–	(201)	(201)
Carrying value, December 31, 2023	4,417	2,752	1,989	9,158

Acquisitions	1,426	333	385	2,144
Foreign currency translation adjustment	(40)	(12)	(114)	(166)
Impairment charge for the year	–	–	(72)	(72)
Divestitures	–	(3)	(201)	(204)
Reclassified from held for sale	–	–	201	201
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061
For the year ended December 31, 2024, the fair value of the Architectural Products reporting unit within International Solutions did not exceed its carrying value. As a result, a goodwill impairment loss of $72 million was recorded in Loss on impairments, driven by challenging market conditions (primarily new build residential) which has had an impact on growth prospects. The assumption underlying the estimated future cash flows resulted in a present value (using a real pre-tax discount rate of 9.1%) of $252 million and a related goodwill impairment being recorded of $72 million.
For the year ended December 31, 2023, the fair value of the Company’s Philippines reporting unit within International Solutions did not exceed its carrying value. As a result, a goodwill impairment loss of $295 million was recorded in Loss on impairments.
Accumulated goodwill impairment losses amount to $1,050 million and $1,001 million at December 31, 2024 and 2023, respectively and relate predominantly to International Solutions.

CRH Form 10-K 76

10. Additional financial information
Other current assets at December 31 were:

in $ millions	2024	2023
Prepayments	303	285
Other financial assets	161	–
Other	285	193
Total other current assets	749	478

Accrued expenses at December 31 were:

in $ millions	2024	2023
Accrued payroll and employee benefits	1,062	1,066
Other accruals	1,186	1,230
Total accrued expenses	2,248	2,296

Other current liabilities at December 31 were:

in $ millions	2024	2023
Dividends payable	–	750
Construction contract liabilities	500	439
Insurance liability	185	171
Income tax payable	97	129
Other	795	583
Total other current liabilities	1,577	2,072

Other noncurrent liabilities at December 31 were:

in $ millions	2024	2023
Income tax payable	726	712
Asset retirement obligations	319	310
Pension liability	223	254
Insurance liability	269	260
Other	782	660
Total other noncurrent liabilities	2,319	2,196

CRH Form 10-K 77

11. Debt
Long-term debt at December 31 was:

in $ millions	Effective interest rate	2024	2023
Long-term debt
(U.S. Dollar denominated unless otherwise noted)
1.875% euro Senior Notes due 2024	2.02%	–	663
3.875% Senior Notes due 2025	3.93%	1,250	1,250
1.250% euro Senior Notes due 2026	1.25%	780	829
3.400% Senior Notes due 2027	3.49%	600	600
4.000% euro Senior Notes due 2027	4.13%	520	553
3.950% Senior Notes due 2028	4.07%	900	900
1.375% euro Senior Notes due 2028	1.42%	624	663
5.200% Senior Notes due 2029	5.30%	750	–
4.125% Sterling Senior Notes due 2029	4.22%	501	509
1.625% euro Senior Notes due 2030	1.72%	780	829
4.000% euro Senior Notes due 2031	4.10%	780	829
6.400% Senior Notes due 2033 (i)	6.43%	213	213
5.400% Senior Notes due 2034	5.52%	750	–
4.250% euro Senior Notes due 2035	4.38%	780	829
5.125% Senior Notes due 2045	5.25%	500	500
4.400% Senior Notes due 2047	4.44%	400	400
4.500% Senior Notes due 2048	4.63%	600	600
USD interest bearing loan due 2026	4.96%	750	–
PHP interest bearing loan due 2027	5.97%	379	396
AUD interest bearing loan due 2029	5.07%	478	–
U.S. Dollar Commercial Paper	4.77%	1,189	1,002
Euro Commercial Paper	3.08%	347	–
Other		48	37
Unamortized discounts and debt issuance costs		(68)	(67)
Total long-term debt (ii)		13,851	11,535
Less: current portion of long-term debt (iii)		(2,882)	(1,759)
Long-term debt		10,969	9,776
(i)     The $300 million 6.400% Senior Notes were issued in September 2003, and at the time of issuance the Senior Notes were partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued Senior Notes were acquired by CRH as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Consolidated Balance Sheets was $27 million and $30 million at December 31, 2024 and 2023, respectively.
(ii)     Of the Company’s nominal fixed rate debt at both December 31, 2024 and December 31, 2023, $1,375 million was hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal floating rate debt at December 31, 2024 and December 31, 2023, $140 million and $nil million, respectively, was hedged to fixed rates using interest rate swaps.
(iii)     Excludes borrowings from bank overdrafts of $117 million and $107 million, which are recorded within Current portion of long-term debt in the Consolidated Balance Sheets at December 31, 2024 and 2023, respectively.
Senior Notes:
The Senior Notes are issued by wholly-owned subsidiaries of the Company and carry full and unconditional guarantees from the Company, as defined in the indentures that govern them. These Senior Notes represent senior unsecured obligations of the Company and hold an equal standing in payment priority with the Company's existing and future unsubordinated indebtedness.
With the exception of the 6.400% Senior Notes due 2033, which can be redeemed at any time, all other Senior Notes can be redeemed before their respective par call dates, at a make-whole redemption price. Post par call dates and before the respective maturity dates, the Senior Notes can be redeemed at a price equal to 100% of the principal amount.
In the event of a change-of-control repurchase event, the Company is obligated to offer repurchase options for the 3.875% Senior Notes due in 2025, 3.400% Senior Notes due in 2027, 3.950% Senior Notes due in 2028, 5.200% Senior Notes due 2029, 5.400% Senior Notes due 2034, 5.125% Senior Notes due in 2045, 4.400% Senior Notes due in 2047, and 4.500% Senior Notes due in 2048. This repurchase involves a cash payment equal to 101% of the principal amount, along with any accrued and unpaid interest.
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
On January 9, 2024, the Company utilized available cash to fully redeem €600 million of outstanding 1.875% euro Senior Notes due January 2024.
In May 2024, the Company issued $750 million 5.200% Senior Notes due 2029 and $750 million 5.400% Senior Notes due 2034.
CRH Form 10-K 78

Australian (AUD) Debt:
In July 2024, the Company acquired Adbri who have committed credit agreements with a range of banks and credit institutions totaling AUD940 million. The Company does not provide a guarantee for these facilities. The funds drawn from these facilities carry a combination of fixed and floating interest rates.
Philippines (PHP) Debt:
In March 2017, the Company's subsidiary, Republic Cement & Building Materials, Inc., entered a credit arrangement with the Bank of the Philippine Islands. The Company does not provide a guarantee for this facility. The initial credit agreement provided for total commitments of PHP12.5 billion for a 10-year term, which was later expanded to PHP22.5 billion. The funds drawn from this facility carry a combination of fixed and floating interest rates.
Bank Credit:
The Company maintains a multi-currency revolving credit arrangement with a syndicate of lenders (the ‘RCF’). The RCF offers a senior unsecured revolving facility of €3,500 million over five years. Borrowings under the RCF bear interest at rates based upon an underlying base rate, plus a margin determined in accordance with a ratings-based pricing grid. Base rates include SOFR for U.S. Dollar, EURIBOR for euros, SONIA for Sterling, and SARON for Swiss Francs, respectively. The facility entails an annual commitment fee calculated as a percentage of the applicable margin.
During April 2024, the Company completed a one-year extension option on the undrawn committed facilities extending the maturity date to May 11, 2029. The terms of the facility allow for one further plus-one (+1) extension option which, if successfully exercised with the agreement of the Lenders, would extend the maturity to May 11, 2030. The deferred financing costs associated with the RCF were $6 million at December 31, 2024. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
At December 31, 2024, and 2023, there were no outstanding borrowings or letters of credit issued under this facility and the undrawn committed facility available to be drawn by the Company at December 31, 2024, was $3,639 million (€3,500 million equivalent).
The RCF includes customary terms and conditions for investment-grade borrowers. There are no financial covenants.
In December 2024, the Company entered into a new $750 million two-year fixed rate term loan facility which was fully drawn.
At December 31, 2024, the Company had a $4,000 million U.S. Dollar Commercial Paper Program and a €1,500 million euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either U.S Dollar or euro. The amount of commercial paper outstanding does not reduce available capacity under the RCF. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to December 31, 2024, are as follows:

in $ millions	2025	2026	2027	2028	2029	2030 and thereafter	Total
Long-term debt maturities	2,882	1,923	1,430	1,506	1,258	4,852	13,851

CRH Form 10-K 79

12. Leases
In the normal course of its business, the Company enters into various leases as the lessee, primarily related to property. The Company also leases plant and machinery, vehicles and equipment.
Lease liabilities at December 31 were:

in $ millions	2024	2023
Current:
Operating lease liabilities	265	255
Finance lease liabilities	67	31

Noncurrent:
Operating lease liabilities	1,074	1,125
Finance lease liabilities	190	86
Total lease liabilities	1,596	1,497
The current portion of finance lease liabilities is included within Other current liabilities and the noncurrent portion of finance lease liabilities is included within Other noncurrent liabilities in the Consolidated Balance Sheets.

The maturity analysis for the discounted and undiscounted lease liability arising from the Company’s leasing activities at December 31, 2024, was:

in $ millions	Operating leases	Finance leases
2025	279	70
2026	230	62
2027	182	51
2028	153	39
2029	107	22
Thereafter	755	133
Total minimum lease payments	1,706	377
Less: lease payments representing interest	(367)	(120)
Present value of future minimum lease payments	1,339	257
Less: current portion of lease liabilities	(265)	(67)
Noncurrent portion of lease liabilities	1,074	190
The projections are based on the foreign exchange rates applied at the end of the relevant financial year and on interest rates (discounted projections only) applicable to the lease portfolio.

The components of lease expense for the years ended December 31 were:

in $ millions	2024	2023	2022
Finance leases
Amortization of right-of-use-assets	45	19	20
Interest on lease liabilities	7	3	3
Operating leases	262	293	255
Short-term leases	301	329	273
Variable leases	80	85	94
Total lease expense (i)	695	729	645
(i)     Income from subleasing transactions were not material for the Company.

CRH Form 10-K 80

The weighted average remaining lease term and discount rates at December 31 were:

	2024	2023
Weighted average remaining lease term (years)
Operating leases	10	12
Finance leases	11	13
Weighted average discount rate (%)
Operating leases	3.86%	3.63%
Finance leases	5.10%	4.07%

The supplemental cash flow information for the years ended December 31 was:

in $ millions	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	(287)	(276)	(269)
Financing cash flows from finance leases	(57)	(26)	(28)
Non-cash investing and financing activities
Leased assets obtained in exchange for new operating lease liabilities	195	232	130
Leased assets obtained in exchange for new finance lease liabilities	99	51	24
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
ARO costs related to accretion of the Company’s liabilities and the depreciation of the related assets for the years ended December 31 were:

in $ millions	2024	2023	2022
Accretion	9	12	11
Depreciation	12	27	46
Total costs	21	39	57
AROs are reported within Other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. At December 31, 2024 and 2023, the carrying amount of the Company’s AROs were $385 million and $360 million, of which, $66 million and $50 million are current, respectively.
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
The carrying values and fair values of the Company’s Long-term debt were $13,851 million and $13,604 million, respectively, at December 31, 2024, and $11,535 million and $11,337 million, respectively, at December 31, 2023. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The Redeemable noncontrolling interests included in the Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of Redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.36% and 7.28%.
See Note 23 for the changes in the fair value of Redeemable noncontrolling interests.
The carrying values of the Company’s Cash and cash equivalents, Restricted cash, Accounts receivable, net, Current portion of long-term debt, Accounts payable, Accrued expenses, and Other current liabilities approximate their fair values because of the short-term nature of these instruments.

CRH Form 10-K 81

15. Income taxes
The summary of the Income from continuing operations before income tax expense for the years ended December 31 was:

in $ millions	2024	2023	2022
Income
U.S.	3,069	2,729	2,225
Non-U.S.	1,645	1,285	1,236
Total income	4,714	4,014	3,461

The summary of the Income tax expense from continuing operations for the years ended December 31 was:

in $ millions	2024	2023	2022
Current tax:
U.S. - Federal	466	632	443
U.S. - State	84	67	87
Non-U.S.	355	290	221
Total current tax expense	905	989	751

Deferred tax:
U.S. - Federal	187	(28)	11
U.S. - State	(5)	(12)	(6)
Non-U.S.	(2)	(24)	6
Total deferred tax expense (benefit)	180	(64)	11
Total income tax expense	1,085	925	762

Due to the percentage of global operations subject to tax in the United States, the Company uses the U.S. Federal statutory tax rate in the reconciliation of the effective income tax rate. The reconciliation of the applicable U.S. Federal income tax rate to the effective income tax rates was:

in $ millions	2024	2023	2022
U.S. statutory rate	990	843	727
State tax, net of federal tax benefit	47	38	73
Tax rate differentials	27	(11)	(6)
Uncertain tax positions	62	87	60
Tax credits	(127)	(125)	(96)
Non-deductible goodwill impairment	10	75	–
Non-taxable divestiture of the European Lime operations	(65)	–	–
Other	141	18	4
Total tax expense	1,085	925	762
Effective income tax rate	23%	23%	22%

CRH Form 10-K 82

The significant components of the deferred tax assets and liabilities at December 31 were:

in $ millions	2024	2023
Deferred tax assets:
Company retirement benefit plans	2	38
Revaluation of derivative financial instruments to fair value	4	2
Tax losses, credits and interest deduction carryforwards	1,149	1,052
Share-based compensation	39	41
Accrued expenses	454	420
Lease liabilities	286	292
Total deferred tax assets	1,934	1,845
Less: valuation allowances	(1,059)	(914)
Total deferred tax assets after valuation allowances	875	931

Deferred tax liabilities:
Investment in subsidiaries	146	155
Depreciation, depletion and amortization	3,419	3,109
Leased right-of-use assets	278	274
Rolled-over capital gains	21	21
Other	15	12
Total deferred tax liabilities	3,879	3,571
Total net deferred tax liabilities	3,004	2,640

The net deferred tax assets and liabilities that are included in the Consolidated Balance Sheets at December 31 were:

in $ millions	2024	2023
Deferred income taxes, noncurrent assets	(101)	(98)
Deferred income taxes, noncurrent liabilities	3,105	2,738
Total net deferred tax liabilities	3,004	2,640
At December 31, 2024, the Company had gross loss carryforwards of $1,087 million related to foreign operations and $37 million of state net operating loss carryforwards. $390 million of certain foreign and state loss carryforwards have various expiration dates ranging from 2025 to 2050; $734 million do not expire based on current tax legislation. The Company had gross interest deduction carryforwards of $2,603 million related to foreign operations. $88 million of certain interest carryforwards have various expiration dates ranging from 2025 to 2045, $2,515 million do not expire based on current tax legislation.

The summary of the change in valuation allowance at December 31 was:

in $ millions	2024	2023	2022
Balance at January 1	914	737	578
Acquisitions	12	–	–
Provision for income taxes	188	151	203
Foreign currency and other	(55)	26	(44)
Balance at December 31	1,059	914	737
The Company maintains a valuation allowance on net operating losses and other deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. At December 31, 2024, and December 31, 2023, the Company has a valuation allowance on net deferred tax assets of $1,059 million and $914 million, respectively. For the year ended December 31, 2024, the valuation allowance increased due to an increase in interest deduction carryforwards.
A deferred tax liability has been recognized in respect of any undistributed earnings in which the Company is not permanently reinvested. The Company has $18.6 billion of undistributed earnings that are considered permanently reinvested at December 31, 2024, for which no deferred tax liabilities have been recognized. It is not practicable to estimate the amount of tax that would be paid if there was a distribution of these earnings. Participation exemptions and tax credits are available in the majority of jurisdictions in which the Company operates.

CRH Form 10-K 83

The reconciliation of the changes in the unrecognized tax benefits at December 31 was:

in $ millions	2024	2023	2022
Balance at January 1	665	576	547
Increases related to prior periods	–	9	4
Decreases related to prior periods	(50)	(12)	(8)
Increases related to current period	99	148	130
Decreases related to settlements with taxing authorities and lapse of statute of limitations	(65)	(68)	(67)
Foreign currency and other	(15)	12	(30)
Balance at December 31	634	665	576
The Company files income tax returns in Ireland, the United States, the United Kingdom, Germany, Canada, and other various foreign jurisdictions and is subject to ongoing examination by tax authorities throughout the world. In general, the Company is no longer subject to significant income tax examinations by tax authorities in the jurisdictions noted for years before 2016. The Company believes that its income tax reserves are adequately maintained taking into consideration both the technical merits of its tax return positions and ongoing developments in its income tax audits. However, the final determination of the Company's tax return positions, if audited, is uncertain and therefore there is a possibility that the outcomes of such events could cause the Company’s estimate to change in the future. No single position is expected to generate a significant increase or decrease to the liability for unrecognized tax benefits within 12 months of the reporting date. At December 31, 2024, and December 31, 2023, the unrecognized tax benefits that, if recognized, would impact the effective tax rate were $589 million and $627 million, respectively.
The Company’s policy is to accrue interest and penalties related to potential underpayment of income taxes within the provision for income taxes. At December 31, 2024, and December 31, 2023, the Company had accrued interest of $101 million and $84 million, respectively. At December 31, 2024, December 31, 2023, and December 31, 2022, the interest and penalties included in Income tax expense was $20 million, $14 million, and $5 million, respectively.
16. Earnings per share (EPS)
The calculation of basic and diluted earnings per share for the years ended December 31 were:

in $ millions, except share and per share data	2024	2023	2022
Numerator
Income from continuing operations	3,521	3,072	2,699
Net (income) attributable to redeemable noncontrolling interests	(28)	(28)	(27)
Net (income) loss attributable to noncontrolling interests	(1)	134	–
Adjustment of redeemable noncontrolling interests to redemption value	(34)	(24)	40
Income from continuing operations for EPS - basic and diluted	3,458	3,154	2,712
Income from discontinued operations, net of income tax expense	–	–	1,190
Net income attributable to CRH for EPS - basic and diluted	3,458	3,154	3,902

Denominator
Weighted average common shares outstanding – basic (i)	683.3	723.9	758.3
Effect of dilutive employee share awards (ii)	6.2	5.3	5.8
Weighted average common shares outstanding – diluted	689.5	729.2	764.1

Basic earnings per share attributable to CRH
Continuing operations	$5.06	$4.36	$3.58
Discontinued operations	–	–	$1.57
Net income	$5.06	$4.36	$5.15

Diluted earnings per share attributable to CRH
Continuing operations	$5.02	$4.33	$3.55
Discontinued operations	–	–	$1.56
Net income	$5.02	$4.33	$5.11
(i)     The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury stock given that these shares do not rank for dividend.
(ii)     Common shares that would only be issued contingent on certain conditions totaling 2,140,879, 4,677,404 and 4,209,404 at December 31, 2024, 2023 and 2022, respectively, are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the periods presented.
CRH Form 10-K 84

17. Share-based compensation
Share-based compensation relates primarily to awards granted under the 2014 Performance Share Plan (PSP) and the Company’s Savings-related Share Option Schemes. The expense, net of estimated forfeitures, is reflected in Operating income in the Consolidated Statements of Income.
The share-based compensation for these plans for the years ended December 31 was:

in $ millions	2024	2023	2022
Performance Share Plan expense	123	120	97
Share Option expense	2	3	3
Total share-based compensation	125	123	100
2014 Performance Share Plan
The PSP authorizes the granting of conditional awards or nil-cost options (right to acquire shares during an exercise period without cost to the participant). The number of shares authorized under the PSP during the years ended December 31, 2024, 2023 and 2022 did not exceed 10% of the issued share capital at that time.
Under the PSP, the Company has granted performance stock units (PSUs) to its employees. PSUs provide an employee with the right to receive shares of the Company’s stock, subject to fulfillment of certain market, performance and service conditions over a vesting period. The performance conditions are as follows for the 2024, 2023 and 2022 PSUs: 20% of each award made is subject to Total Shareholder Return (TSR) performance measured against a tailored peer group; 20% is subject to a RONA metric; 15% is subject to ESG metrics; with the remaining 45% subject to a cumulative cash flow metric. Performance for the awards is assessed over a three-year period.
The details of the awards granted under the PSP for the year ended December 31, 2024 were:

	Number of shares	Weighted average grant date fair value
	Shares in whole numbers	Amounts in $	Amounts in €
Outstanding at beginning of year	9,816,619	41.56	37.90
Granted	1,856,679	79.52	73.85
Forfeited	(294,689)	46.12	41.44
Vested	(3,080,029)	40.93	34.97
Outstanding at end of year	8,298,580	50.11	46.89
During fiscal years 2023 and 2022, the weighted average grant date fair values were $48.55 (€45.57) and $36.29 (€34.50), respectively.
The fair value of (i) the portion of awards subject to a cash flow performance metric; (ii) the portion of awards subject to a RONA metric; (iii) the portion of awards subject to ESG metrics; and (iv) the portion of awards with no performance conditions which are subject to a two-year service period; was calculated as the Company’s closing share price at the date the award was granted.
The fair value assigned to the portion of awards subject to a TSR performance metric was calculated using the Monte Carlo simulation model, at the grant date, taking account of peer group TSR, volatilities and correlations together with the following assumptions:

	2024	2023	2022
Risk-free interest rate (%)	4.44	3.16	0.51
Expected volatility (%)	30.3	28.9	36.9
The expected volatility was determined using a historical sample of the Company’s daily share prices over a period equal to the expected term.
The risk-free interest rate is based on the U.S. Treasury bond yield at the grant date with a maturity period equal to the expected term.
During the years ended December 31, 2024, 2023 and 2022, 3,080,029 shares vested having a fair value of $256 million; 2,985,299 shares vested having a fair value of $147 million, and 3,084,926 shares vested having a fair value of $123 million, respectively. At December 31, 2024, unrecognized compensation expense related to the awards was $183 million, which will be recognized over the remaining weighted average vesting period of 1.22 years.
2010 and 2021 Savings-related Share Option Schemes
In April 2021, shareholders approved the adoption of the 2021 Savings-related Share Option Schemes (Share Option Schemes), which replaced the schemes approved by shareholders in May 2010. The number of shares authorized under the Share Option Schemes during the years ended December 31, 2024, 2023 and 2022 did not exceed 10% of the issued share capital at that time.
Under the Share Option Schemes, participants may save up to €500/Stg£500 per month from their net salaries, for a fixed term of three or five years (the savings period). Within a period of six months after the end of the savings period, they have the option to buy shares of the Company at a discount of up to 15% of the market price on the date of invitation of each savings contract.
Under the Share Options Schemes, 236,581, 86,520 and 402,645 shares of the Company were purchased at a weighted average price of $28.68, $26.82 and $25.24 respectively, during the years ended December 31, 2024, 2023, and 2022. At December 31, 2024, the total unrecognized stock-based compensation expense related to the Share Option Schemes was $1 million and is expected to be recognized over a weighted average period of 1.13 years.
The fair values assigned to options issued under the Share Option Schemes were calculated in accordance with the trinomial valuation methodology.

CRH Form 10-K 85

The assumptions used to determine the fair value of the options issued under the Share Options Schemes with three-year and five-year savings periods at December 31 were:

	2022
	3-year	5-year
Risk-free interest rate (%)	2.08	2.24
Expected dividend payments over the expected life (€)	4.06	7.05
Expected volatility (%)	26.4	24.2
Expected life term (years)	3	5
There were no options granted during the years ended December 31, 2024, and 2023. The expected volatility was determined using a historical sample of 37 month-end Company share prices in respect of the three-year savings-related share options and 61 month-end share prices in respect of the five-year savings-related share options. The expected lives of the options are based on historical data and are therefore not necessarily indicative of exercise patterns that may materialize.
Other than the assumptions listed above, no other features of options grants were factored into the determination of fair value.
The terms of the options issued under the Share Option Schemes do not contain any market conditions.
18. Shareholders' equity
The Company’s capital stock consists of common stock, 5% preferred stock and 7% ‘A’ preferred stock. Holders of the Company’s common stock are entitled to one vote per share.
The holders of the 5% preferred stock are entitled to a fixed preferred dividend at a rate of 5% per annum and priority in a winding-up to repayment of capital but have no further right to participate in profits or assets and are not entitled to be present or vote at general meetings unless their dividend is in arrears. Dividends on the 5% preferred stock are payable half-yearly on April 15 and October 15 in each year. The 5% preferred stock represent 0.03% and 0.03% of the total issued share capital at December 31, 2024, and 2023, respectively.
The holders of the 7% ‘A’ preferred stock are entitled to a fixed preferred dividend at a rate of 7% per annum, and subject to the rights of the holders of the 5% preferred stock, priority in a winding-up to repayment of capital, but have no further right to participate in profits or assets and are not entitled to be present or vote at general meetings unless their dividend is in arrears or unless the business of the meeting includes certain matters. Dividends on the 7% ‘A’ preferred stock are payable half-yearly on April 5 and October 5 in each year. The 7% ‘A’ preferred stock represent 0.48% and 0.47% of the total issued share capital at December 31, 2024 and 2023, respectively.
For the years ended December 31, 2024, 2023, and 2022, dividends declared on 5% preferred stock and 7% ‘A’ preferred stock were all less than $1 million, respectively.
During 2024 and 2023, a total of 15,872,321 and 54,900,928 shares of Common stock (equivalent to 2.21% and 7.47% of the Company’s issued share capital) were repurchased at an average price of $82.01 and $54.92 per share under the share buyback program, respectively. During 2024, all repurchased shares of Common stock were retired on repurchase. During 2023, 17,620,740 shares of Treasury stock (equivalent to 2.40% of the Company’s issued share capital) were retired.
At December 31, 2024 and 2023, 41,355,384 and 42,419,281 shares were held as Treasury stock, equivalent to 5.75% and 5.78% of the Common stock issued, respectively.

CRH Form 10-K 86

19. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, for the years ended December 31 were:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance at December 31, 2021	(127)	18	(316)	(425)
Other comprehensive (loss) income before reclassifications	(664)	23	288	(353)
Amounts reclassified from Accumulated other comprehensive loss (i)	(1)	(60)	6	(55)
Net current-period other comprehensive (loss) income	(665)	(37)	294	(408)
Other comprehensive loss attributable to noncontrolling interests	46	–	–	46
Balance at December 31, 2022	(746)	(19)	(22)	(787)

Other comprehensive income (loss) before reclassifications	310	(37)	(104)	169
Amounts reclassified from Accumulated other comprehensive loss (i)	–	9	(4)	5
Net current-period other comprehensive income (loss)	310	(28)	(108)	174
Other comprehensive (income) attributable to noncontrolling interests	(3)	–	–	(3)
Balance at December 31, 2023	(439)	(47)	(130)	(616)

Other comprehensive (loss) income before reclassifications	(431)	(27)	39	(419)
Amounts reclassified from Accumulated other comprehensive loss (i)	(39)	11	5	(23)
Net current-period other comprehensive (loss) income	(470)	(16)	44	(442)
Other comprehensive loss attributable to noncontrolling interests	53	–	–	53
Balance at December 31, 2024	(856)	(63)	(86)	(1,005)
(i)    For the years ended December 31, 2024, 2023, and 2022, $(39) million, $nil million, and $4 million respectively were transferred from currency translation related to (losses) gains on divestitures that were reclassified from Accumulated other comprehensive loss to Other nonoperating income (expense), net. For the year ended December 31, 2022, $(5) million was transferred from currency translation related to losses on divestitures that were reclassified from Accumulated other comprehensive loss to Income from discontinued operations, net of income tax expense.
The amounts reclassified from Accumulated other comprehensive loss to income for the years ended December 31 were:

in $ millions	2024	2023	2022
Cash flow hedges
Cost of product revenues	14	12	(73)
Income tax (benefit) expense	(3)	(3)	13
Total	11	9	(60)
Pension and other postretirement plans
Other nonoperating expense (income), net	9	(7)	8
Income tax (benefit) expense	(4)	3	(2)
Total	5	(4)	6
Reclassifications from Accumulated other comprehensive loss to income	16	5	(54)
20. Segment information
During the fourth quarter of 2024, the Company's reportable segments changed to the following three segments:
Americas Materials Solutions;
Americas Building Solutions; and
International Solutions
The Americas Materials Solutions segment provides building materials for the construction and maintenance of public infrastructure and commercial and residential buildings in North America. The primary materials produced by this segment include aggregates, cement, readymixed concrete and asphalt. This segment also provides paving and construction services for customers.
The Americas Building Solutions segment manufactures, supplies and delivers solutions for the built environment in communities across North America. Our subsidiaries within this segment offer building and infrastructure solutions serving complex critical infrastructure (such as water, energy, transportation and telecommunications projects) and outdoor living solutions for enhancing private and public spaces.
The International Solutions segment provides integrated building solutions primarily across Europe and Australia. The business integrates materials, products, and services to provide complete building solutions for use in the construction and renovation of public infrastructure, critical networks, commercial and residential buildings and outdoor living spaces.
The new segment structure reflects the nature of the financial information reported to and assessed by the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, who are together determined to fulfil the role of CODM. Comparative segment information for 2023 and 2022 has been recast to reflect the change in segments.
The principal factors employed in the identification of the three segments reflected in this note include:
CRH Form 10-K 87

(i)     the Company’s organizational structure in 2024 (during 2024 the Divisional President fulfilled the role of “segment manager”);
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
The CODM uses Adjusted EBITDA as part of their review of the monthly operating results on a segment basis. The CODM considers actual monthly results against the budget and the prior year as part of their assessment of the performance of the business and when making decisions regarding resource allocation. Given that Interest expense and Income tax expense are managed on a centralized basis, these items are not allocated between operating segments for the purposes of the information presented to the CODM and are accordingly omitted from the detailed segmental analysis below. There are no asymmetrical allocations to reporting segments which would require disclosure.
Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures and unrealized gain/loss on investments, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.
The key performance measures and segment expenses for the Company’s reportable segments for the years ended December 31 were:

	2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	16,173	7,059	12,340	35,572
Less:
Labor	3,493	1,447	2,389	7,329
Energy costs	743	121	983	1,847
Other segment items (i)	8,192	4,102	7,172	19,466
Adjusted EBITDA	3,745	1,389	1,796	6,930

	2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	15,435	7,017	12,497	34,949
Less:
Labor	3,274	1,306	2,264	6,844
Energy costs	805	122	1,314	2,241
Other segment items (i)	8,297	4,147	7,244	19,688
Adjusted EBITDA	3,059	1,442	1,675	6,176

	2022
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	14,324	6,188	12,211	32,723
Less:
Labor	3,009	1,097	2,119	6,225
Energy costs	877	121	1,267	2,265
Other segment items (i)	7,800	3,751	7,294	18,845
Adjusted EBITDA	2,638	1,219	1,531	5,388
(i)    The nature of other segment items is similar for each segment and primarily includes raw materials, haulage costs, subcontractor costs and other Selling, general and administrative expenses. As a result of our integrated building solutions model, the composition of other segment items is such that at a segment level none of these items is individually significant in determining segment performance.

CRH Form 10-K 88

in $ millions	2024	2023	2022
Adjusted EBITDA	6,930	6,176	5,388
Depreciation, depletion and amortization	(1,798)	(1,633)	(1,552)
Loss on impairments (i)	(161)	(357)	–
Interest income	143	206	65
Interest expense	(612)	(376)	(344)
Gain (loss) on divestitures and unrealized gains on investments (ii)	250	–	(99)
Pension income excluding current service cost component (ii)	7	3	30
Other interest, net (ii)	1	(5)	–
Substantial acquisition-related costs	(46)	–	(27)
Income from continuing operations before income tax expense and income from equity method investments	4,714	4,014	3,461
(i)    The total Loss on impairments comprised of $161 million and $295 million within International Solutions for the years ended December 31, 2024 and 2023, respectively and $62 million within Americas Materials Solutions for the year ended December 31, 2023.
(ii)    Gain (loss) on divestitures and unrealized gains on investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income (expense), net in the Consolidated Statements of Income.

Depreciation, depletion and amortization for each of the segments for the years ended December 31 were:

in $ millions	2024	2023	2022
Depreciation, depletion and amortization
Americas Materials Solutions	846	781	777
Americas Building Solutions	337	299	236
International Solutions	615	553	539
Total depreciation, depletion and amortization	1,798	1,633	1,552

The Gain (loss) on divestitures and unrealized gains on investments for each of the segments for the years ended December 31 were:

in $ millions	2024	2023	2022
Gain (loss) on divestitures and unrealized gains on investments
Americas Building Solutions	1	–	–
International Solutions	249	–	(99)
Total gain (loss) on divestitures and unrealized gains on investments	250	–	(99)

The segment assets at December 31 were:

in $ millions	2024	2023	2022
Assets
Americas Materials Solutions	21,474	17,534	17,615
Americas Building Solutions	9,049	7,961	7,749
International Solutions	15,011	13,373	13,140
Total assets for reportable segments	45,534	38,868	38,504
Cash and cash equivalents	3,720	6,341	5,936
Restricted cash	39	–	–
Other current assets, excluding segment assets	446	193	134
Equity method investments	737	620	649
Assets held for sale	–	1,268	–
Other noncurrent assets, excluding segment assets	137	179	96
Total assets as reported in the Consolidated Balance Sheets	50,613	47,469	45,319

CRH Form 10-K 89

The segment liabilities at December 31 were:

in $ millions	2024	2023	2022
Liabilities
Americas Materials Solutions	3,154	3,349	2,908
Americas Building Solutions	1,769	1,770	1,567
International Solutions	4,848	5,050	4,408
Total liabilities for reportable segments	9,771	10,169	8,883
Other current liabilities, excluding segment liabilities	163	156	193
Total debt	13,968	11,642	9,636
Deferred income tax liabilities	3,105	2,738	2,885
Liabilities held for sale	–	375	–
Other noncurrent liabilities, excluding segment liabilities	756	768	682
Total liabilities as reported in the Consolidated Balance Sheets	27,763	25,848	22,279

Additions to property, plant and equipment and intangible assets for each of the segments for the years ended December 31 were:

in $ millions	2024	2023	2022
Property, plant and equipment and intangible asset additions (i)
Americas Materials Solutions	1,151	854	715
Americas Building Solutions	480	360	259
International Solutions	1,074	664	559
Total property, plant and equipment and intangible asset additions	2,705	1,878	1,533
(i)     Property, plant and equipment and intangible asset additions exclude asset retirement cost additions.

Long-lived assets by geographic area at December 31 were:

in $ millions	2024	2023	2022
Long-lived assets by geographical area (i)
United Kingdom	1,819	1,786	1,691
United States	13,504	10,821	10,916
Other	7,403	6,526	6,336
Total long-lived assets by geographical area	22,726	19,133	18,943
(i)     Long-lived assets comprise property, plant and equipment and operating lease right-of-use assets.
Information about major customers
There are no material dependencies or concentrations of individual customers that require disclosure. The individual entities within the Company have a large number of customers spread across various activities, end-users and geographies.
21. Pension and other postretirement benefits
The Company operates either defined benefit or defined contribution pension schemes in all of its principal operating areas. The disclosures included below relate to all pension schemes in the Company. The Company operates defined benefit pension schemes in Australia, Belgium, Canada, France, Germany, Italy, the Netherlands, the Philippines, the Republic of Ireland, Romania, Serbia, Slovakia, Switzerland, the United Kingdom, the United States and Ukraine. The Company has a mixture of funded and unfunded defined benefit pension schemes. The net surplus of the funded schemes was $290 million and $218 million at December 31, 2024, and December 31, 2023, respectively. Unfunded obligations (including jubilee, postretirement healthcare obligations and long-term service commitments) comprise of a number of schemes in Canada, France, Germany, Ireland, Italy, the Netherlands, the Philippines, Romania, Serbia, Slovakia, Switzerland, the United States and Ukraine totaling a net liability of $235 million and $260 million at December 31, 2024, and December 31, 2023, respectively.
Funded defined benefit schemes in Australia, the Republic of Ireland, Switzerland and the United Kingdom are administered by separate funds that are legally distinct from the Company under the jurisdiction of Trustees. The Trustees are required by law to act in the best interests of the scheme participants and are responsible for the definition of investment strategy and for scheme administration. Other schemes are also administered in line with the local regulatory environment. The level of benefits available to most members depends on length of service and either their average salary over their period of employment or their salary in the final years leading up to retirement. For Switzerland, the level of benefits depends on salary, level of savings contributions, the interest rate on old age accounts (which cannot be negative) and the annuity conversion factor on retirement. The Company’s pension schemes in Switzerland are contribution-based schemes with guarantees. This means the Company pays an age-dependent fixed contribution percentage but should the invested assets be insufficient to meet the guaranteed benefit obligations, additional contributions might be required.

CRH Form 10-K 90

The change in benefit obligation, change in plan assets, funded status of pension and other postretirement benefit (OPEB) plans, and amounts recognized in the Consolidated Balance Sheets were:

	Pension Plans				OPEB Plans (i)
	2024		2023		2024	2023
in $ millions	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation at beginning of year	496	2,414	497	2,105	105	100
Service cost	2	39	1	31	3	2
Interest cost	24	81	24	86	5	5
Amendments	–	–	–	(1)	–	–
Actuarial (gains) and losses	(24)	(28)	9	178	(10)	3
Benefits paid	(34)	(104)	(35)	(89)	(5)	(5)
Plan participant contributions	–	10	–	9	–	–
Curtailments	–	(4)	–	–	–	–
Settlements	–	(7)	–	(4)	–	–
Net transfer in/(out) (including the effect of any business combinations/divestitures)	–	27	–	–	(1)	–
Foreign currency rate changes	–	(145)	–	99	(2)	–
Benefit obligation at end of year	464	2,283	496	2,414	95	105

Change in plan assets
Fair value of plan assets at beginning of year	449	2,524	446	2,316	–	–
Actual gain on plan assets	17	77	37	143	–	–
Employer contributions	2	36	1	38	5	5
Plan participant contributions	–	10	–	9	–	–
Benefits paid	(34)	(104)	(35)	(89)	(5)	(5)
Settlements	–	(7)	–	(4)	–	–
Net transfer in (including effect of any business combinations/divestitures)	–	82	–	–	–	–
Foreign currency rate changes	–	(155)	–	111	–	–
Fair value of plan assets at end of year	434	2,463	449	2,524	–	–

Reconciliation of funded status:
Fair value of plan assets	434	2,463	449	2,524	–	–
Benefit obligation	464	2,283	496	2,414	95	105
Funded status	(30)	180	(47)	110	(95)	(105)
Accumulated Benefit Obligation	464	2,231	496	2,349

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	–	290	–	271	–	–
Current liabilities	(2)	(4)	(2)	(4)	(6)	(6)
Noncurrent liabilities	(28)	(106)	(45)	(111)	(89)	(98)
Liabilities held for sale	–	–	–	(46)	–	(1)
Funded status at end of year	(30)	180	(47)	110	(95)	(105)

Net actuarial (loss) gain	(45)	(190)	(68)	(225)	42	35
Prior service (cost) credit	(1)	74	(1)	92	2	3
Total accumulated other comprehensive (loss) income	(46)	(116)	(69)	(133)	44	38
(i)    Includes a benefit obligation of $8 million and $11 million related to non-U.S. OPEB plans at December 31, 2024 and 2023, respectively.
CRH Form 10-K 91

The pension and other postretirement plans for which their accumulated benefit obligation, projected benefit obligation or accumulated postretirement benefit obligation exceeds the fair value of their respective plan assets at December 31 were:

	U.S. Plans		Non-U.S. Plans
in $ millions	2024	2023	2024	2023
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	464	496	565	580
Fair value of plan assets	434	449	458	421

Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	464	496	147	527
Fair value of plan assets	434	449	61	394

Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets:
Accumulated postretirement benefit obligation	–	–	6	9
Fair value of plan assets	–	–	–	–

Impact on Consolidated Statements of Income
The total retirement benefit expense recognized in the Consolidated Statements of Income for the years ended December 31 were:

in $ millions	2024	2023	2022
Total defined contribution expense	345	320	307
Total defined benefit expense	34	31	30
Total expense within the Consolidated Statements of Income	379	351	337

Components of Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) recognized in the Consolidated Statements of Income for the years ended December 31 were:

	Pension Plans						OPEB Plans (ii)
	U.S.			Non-U.S.
in $ millions	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	2	1	2	39	31	55	3	2	3
Interest cost	24	24	18	81	86	43	5	5	3
Expected return on assets	(21)	(20)	(30)	(87)	(91)	(72)	–	–	–
Amortization of:
Prior service cost (credit)	–	–	1	(12)	(11)	(11)	–	–	–
Actuarial loss (gain)	2	3	2	6	4	15	(2)	(3)	–
Curtailment loss (gain)	–	–	3	(3)	–	–	–	(1)	–
Settlement (gain) loss (i)	–	–	–	(3)	1	(2)	–	–	–
Net periodic benefit cost (income) (iii)	7	8	(4)	21	20	28	6	3	6
(i)    Settlement gain of $3 million relates to pension plans divested as part of the sale of the Company's Lime operations in Europe and is included in gain on divestitures, within Other nonoperating income (expense), net.
(ii)    Includes the net periodic benefit cost of $nil million, $nil million and $1 million related to non-U.S. OPEB plans for the years ended December 31, 2024, 2023, and 2022 respectively.
(iii)    Service cost is included within Cost of revenues and Selling, general and administrative expenses while all other cost components are recorded within Other nonoperating income (expense), net.

CRH Form 10-K 92

The changes in plan assets and benefit obligations that were recognized in Other comprehensive (income) loss for the years ended December 31 were:

	Pension Plans						OPEB Plans (i)
	U.S.			Non-U.S.
in $ millions	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net actuarial (gain) loss	(20)	(8)	(1)	(17)	126	(292)	(10)	3	(32)
Prior service cost (credit)	–	–	2	–	(1)	(2)	–	–	–
Amortization or curtailment recognition of prior service (cost) credit	–	–	(4)	12	11	11	–	–	–
Amortization or settlement recognition of net (loss) gain	(2)	(3)	(2)	(5)	(4)	(13)	2	3	–
Foreign currency exchange effects	–	–	–	(4)	(2)	(27)	–	–	–
Amount recognized in other comprehensive (income) loss (i)	(22)	(11)	(5)	(14)	130	(323)	(8)	6	(32)
Amount recognized in net periodic pension benefit cost (income) and other comprehensive (income) loss	(15)	(3)	(9)	3	150	(295)	(2)	9	(26)
(i)    Includes an amount recognized in Other comprehensive (income) loss of $nil million, $1 million and $(2) million related to non-U.S. OPEB plans for the years ended December 31, 2024, 2023, and 2022, respectively.

The weighted average assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were:

	Pension Plans						OPEB Plans
	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	4.95%	5.20%	2.70%	3.49%	4.13%	1.54%	4.86%	5.08%	2.59%
Rate of compensation increase	N/A	N/A	3.50%	3.22%	3.22%	2.74%	2.75%	2.80%	2.22%
Expected long‐term rate of return on plan assets	5.50%	5.50%	5.50%	3.62%	4.04%	2.54%	N/A	N/A	N/A
Interest crediting rates	N/A	N/A	N/A	1.60%	1.50%	2.25%	N/A	N/A	N/A

The weighted average assumptions used to determine the benefit obligation at December 31 were:

	Pension Plans				OPEB Plans
	U.S.		Non-U.S.
	2024	2023	2024	2023	2024	2023
Discount rate	5.55%	4.95%	3.41%	3.49%	5.34%	4.86%
Rate of compensation increase	N/A	N/A	2.88%	3.22%	2.33%	2.75%
The long-term return expectation is developed based on a diversified investment strategy that takes into account historical experience, as well as the impact of portfolio diversification, active portfolio management, and the Company’s view of current and future economic and financial market conditions. In determining the expected rate of return for the plan assets, the Company performs an analysis of investment community forecasts and current market conditions to develop expected returns for each of the asset classes used by the plans, which are weighted to reflect the asset allocation of each plan. As market conditions and other factors change, the Company may adjust targets accordingly, and asset allocations may vary from the target allocations.
The assets of the Company’s pension and other postretirement plans are managed externally for the benefit of the plan members. Consideration is given to the long-term nature of the benefit obligations and the investment strategy is set at plan level, typically to maintain a diversified portfolio of assets with the objective of meeting future obligations and long-term cash requirements as they fall due. Assets are primarily invested in diversified funds that hold equity and debt securities to maintain security while maximizing returns within each plan’s investment policy. The investment policy for each plan specifies the type of investment vehicle, asset allocation guidelines as well as investment monitoring and performance requirements. For the main funded plans, the target allocations to equity/debt are as follows:
(i)    Ireland: Equities 10-20% / Debt 55-65%.
(ii)    U.S.: Equities 10-30% / Debt 65-85%.
(iii)    Switzerland: Equities 25-35% / Debt 25-55%.
(iv)    Other asset classes have a range of smaller % targets.

CRH Form 10-K 93

The target allocation ranges and fair values by asset class at December 31 were:

Pension Plans
Target allocation ranges
	U.S. Plans	Non-U.S. Plans
2024 (%)
Cash and cash equivalents	–	0-5
Equity instruments (i)	10-30	15-25
Debt instruments (ii)	65-85	25-40
Real estate	–	5-10
Derivatives	–	–
Investment funds	0-15	0-5
Assets held by insurance company	–	0-5
Other	–	–
(i)     For U.S. pension plans, equity instruments with a total allocation range of 10-30% are made up of 10-30% in developed markets’ diversified equity instruments and 10-30% in emerging markets’ diversified equity instruments. For non-U.S. pension plans, equity instruments with a total allocation range of 15-25% are made up of 16-24% in developed markets’ diversified equity instruments and 1-2% in emerging markets’ diversified equity instruments.
(ii)    For U.S. pension plans, debt instruments with a total allocation range of 65-85% are made up of 65-85% in non-government debt instruments and 65-85% in government fixed interest instruments. For non-U.S. pension plans, debt instruments with a total allocation range of 25-40% are made up of 24-35% in non-government debt instruments, 32-44% in government fixed interest instruments, 23-31% in government inflation-protected bonds, 9-16% in asset-backed instruments, 9-16% in inflation-protected bonds and 9-16% in structured debt.

The Company’s asset allocations by asset category at December 31 were:

	Pension Plans
	Fair Values
	2024
	U.S. Plans				Non-U.S. Plans
in $ millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	3	–	–	3	32	22	–	54
Equity instruments (i)	–	87	–	87	499	59	–	558
Debt instruments (ii)	–	326	–	326	1,226	211	–	1,437
Real estate	–	–	–	–	111	81	8	200
Derivatives	–	–	–	–	8	(23)	–	(15)
Investment funds	16	–	–	16	87	21	–	108
Assets held by insurance company	–	–	–	–	–	2	105	107
Other	–	–	2	2	3	3	8	14
Total	19	413	2	434	1,966	376	121	2,463
(i)    For U.S. pension plans, equity instruments of $87 million are made up of $78 million in developed markets’ diversified equity instruments and $9 million in emerging markets’ diversified equity instruments. For non-U.S. pension plans, equity instruments of $558 million are made up of $521 million in developed markets’ diversified equity instruments and $37 million in emerging markets’ diversified equity instruments.
(ii)    For U.S. pension plans, debt instruments of $326 million are made up of $226 million in non-government debt instruments and $100 million in government fixed interest instruments. For non-U.S. pension plans, debt instruments of $1,437 million are made up of $245 million in non-government debt instruments, $721 million in government fixed interest instruments, $434 million in government inflation-protected bonds and $37 million in asset-backed instruments.
There were no other postretirement plan assets at December 31, 2024.
CRH Form 10-K 94

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
There were no other postretirement plan assets at December 31, 2023.

The Level 3 reconciliation for pension plans by asset class for the years ended December 31, 2024 and 2023 were:

	U.S. Plans
in $ millions	Beginning balance on 1/1/2024	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Transfer out of Level 3	Change due to exchange rate changes	Ending balance on 12/31/2024
Asset Class
Other	4	–	–	(2)	–	2
Total	4	–	–	(2)	–	2

	Non-U.S. Plans
in $ millions	Beginning balance on 1/1/2024	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Transfer out of Level 3	Change due to exchange rate changes	Ending balance on 12/31/2024
Asset Class
Real estate	14	–	(6)	–	–	8
Assets held by insurance company	117	6	(9)	–	(9)	105
Other	8	–	–	–	–	8
Total	139	6	(15)	–	(9)	121

	U.S. Plans
in $ millions	Beginning balance on 1/1/2023	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Transfer (out of) Level 3	Ending balance on 12/31/2023
Asset Class
Investment funds	11	–	–	(11)	–
Other	8	1	(1)	(4)	4
Total	19	1	(1)	(15)	4

CRH Form 10-K 95

	Non-U.S. Plans
in $ millions	Beginning balance on 1/1/2023	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Change due to exchange rate changes	Ending balance on 12/31/2023
Asset Class
Real estate	13	–	–	1	14
Assets held by insurance company	113	11	(10)	3	117
Other	6	2	–	–	8
Total	132	13	(10)	4	139
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
Equity instruments: Individual securities that are valued at the closing price or last trade reported on the major market on which they are traded are classed as Level 1. Commingled funds that are publicly traded are based upon market quotes and are classed as Level 1. The fair value of non-publicly traded funds are determined using the Net Asset Value (NAV) provided by the administrator and are classified as Level 2.
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

The assumed healthcare cost trend rates at December 31 were:

	2024	2023	2022
Healthcare cost trend rate assumed for next year	6.55%	6.85%	1.76%
Rate to which the cost trend rate gradually declines	3.80%	3.70%	3.70%
Year the rate reaches the ultimate rate	2090	2090	2090

The following table presents the expected future benefit payments to be made over the next 10 years:

	Pension plans		OPEB
in $ millions	U.S.	Non-U.S.
2025	37	117	6
2026	37	115	6
2027	37	116	6
2028	37	114	6
2029	36	115	6
2030-2034	175	593	32
The Company expects that it will contribute $2 million to the U.S. pension plans, $36 million to the non-U.S. pension plans and $6 million to the OPEB plans, including minimum funding payments, in 2025.

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
Further, the Company has provided subordinated debt to the intermediate parent of the Philippines business which exposes the Company to the profits and losses of the Philippines business. The debt is repayable only where the shareholder agreement of the intermediate parent of the Philippines business is terminated or where the Company transfers its shares in the intermediate parent to an unrelated entity (i.e. the debt exposure of the Company becomes in substance a residual interest in the intermediate parent).
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Consolidated Balance Sheets before intragroup eliminations with other CRH companies at December 31 were:

in $ millions	2024	2023
Assets
Current assets:
Cash and cash equivalents	21	19
Accounts receivable, net	38	31
Inventories	96	99
Other current assets	58	51
Total current assets	213	200
Property, plant and equipment, net	846	923
Goodwill	190	200
Intangible assets, net	1	–
Operating lease right-of-use assets, net	5	5
Other noncurrent assets	9	11
Total assets	1,264	1,339
Liabilities
Current liabilities:
Accounts payable	106	92
Accrued expenses	44	36
Current portion of long-term debt	33	98
Operating lease liabilities	1	1
Other current liabilities	25	25
Total current liabilities	209	252
Long-term debt	345	297
Deferred income tax liabilities	94	106
Noncurrent operating lease liabilities	4	5
Other noncurrent liabilities	21	17
Total liabilities	673	677

The operating results of the consolidated VIE, reported within the Consolidated Statements of Income and Consolidated Statements of Cash Flows before intragroup eliminations with other CRH companies for the years ended December 31 were:

in $ millions	2024	2023	2022
Total revenues	359	446	544
Total cost of revenues	(339)	(416)	(479)
Gross profit	20	30	65
Net loss	(40)	(325)	(24)

Net cash provided by operating activities	10	24	12

CRH Form 10-K 97

23. Redeemable noncontrolling interests
The Redeemable noncontrolling interests primarily comprise of the noncontrolling interests in two of the Company’s North American subsidiaries, that are currently redeemable. The Company has the ability to exercise the call option for the noncontrolling interests on or after December 31, 2031. In addition to the call options, the noncontrolling interest holder has the right to sell the noncontrolling interests to the Company, which are currently exercisable. These noncontrolling interests have put and call options and both are redeemable based on multiples of EBITDA. The noncontrolling interests are considered redeemable noncontrolling equity interests, classified as temporary or mezzanine equity, as their redemption is not solely within the Company’s control. The noncontrolling interests were recorded at their respective fair values as of the acquisition dates and are adjusted to their expected redemption values, with an offsetting entry to retained earnings, as of the reporting date as if that date was the redemption date, if those amounts exceed their respective carrying values.
During the year ended December 31, 2024, the Company recognized an addition to redeemable noncontrolling interest, as reflected in Note 4, and adjusted the carrying amount of the redeemable noncontrolling interests to reflect the estimated redemption values as of the balance sheet date. The adjustment was based on the formulaic redemption values, with an offsetting entry to retained earnings.
The rollforward of Redeemable noncontrolling interests at December 31 was:

in $ millions
Balance at December 31, 2021	336
Net income attributable to redeemable noncontrolling interests	27
Adjustment to the redemption value	(40)
Dividends paid	(15)
Balance at December 31, 2022	308

Net income attributable to redeemable noncontrolling interests	28
Adjustment to the redemption value	24
Dividends paid	(27)
Balance at December 31, 2023	333

Net income attributable to redeemable noncontrolling interests	28
Acquisitions	12
Adjustment to the redemption value	34
Dividends paid	(23)
Balance at December 31, 2024	384
24. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $13.1 billion and $11.3 billion in respect of loans and borrowings, bank advances and derivative obligations at December 31, 2024, and 2023, respectively, and $0.4 billion and $0.4 billion at December 31, 2024, and 2023, respectively, in respect of letters of credit due within one year.
Contractual commitments
Contractual commitments at December 31, 2024, were:

in $ millions	Unconditional purchase obligations
2025	1,750
Thereafter	799
Total contractual commitments	2,549

Legal Proceedings
The Company is not involved in any proceedings that it believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
25. Subsequent events
The Company has evaluated subsequent events occurring through to the date the Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements except as noted below.
Issuance of Senior Notes
In January 2025, wholly-owned subsidiaries of the Company completed the issuance and sale of $1.25 billion 5.125% Guaranteed Notes due 2030, $1.25 billion 5.500% Guaranteed Notes due 2035, and $0.5 billion 5.875% Guaranteed Notes due 2055. The first three tranches of debt are fully and unconditionally guaranteed by the Company as to the principal, interest, premium, if any, and any other amounts payable in respect of them.
CRH Form 10-K 98

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Company’s published Consolidated Financial Statements for external purposes under generally accepted accounting principles. In connection with the preparation of the Company’s annual Consolidated Financial Statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As permitted by the SEC, the Company has elected following a qualitative and quantitative review to exclude an assessment of the internal controls of Adbri, one of the substantial acquisitions made during the year. The acquisition of Adbri represented 4.7% and 4.1% of net and total assets, respectively, and 1.7% of revenues. Its profit increased Company profit by less than 1.0% for the financial year ended December 31, 2024.
Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded and hereby reports that as of December 31, 2024, the Company’s internal control over financial reporting is effective. Our auditor, Deloitte Ireland LLP (PCAOB ID No. 1193), a registered public accounting firm, who have audited the Consolidated Financial Statements for the year ended December 31, 2024, have audited the effectiveness of the Company’s internal controls over financial reporting. Their report, on which an unqualified opinion is expressed thereon, is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
In designing and evaluating our disclosure controls and procedures, management, including the Chief Executive Officer and the Interim Chief Financial Officer, recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of CRH public limited company (CRH plc).
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CRH plc and subsidiaries (the Company) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
CRH Form 10-K 99

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Adbri Limited, which was acquired on July 1, 2024, and whose financial statements constitute 4.7% and 4.1% of net and total assets, respectively, 1.7% of revenues, and its profit increased Company profit by less than 1.0% in the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Adbri Limited.
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

/s/ Deloitte Ireland LLP
Dublin, Ireland
February 26, 2025

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

CRH Form 10-K 100

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

CRH Form 10-K 101

PART IV

Item 15. Exhibits and Financial Statement Schedules
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

4.3
Indenture, dated as of May 21, 2024, between CRH plc, CRH SMW Finance DAC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed May 21, 2024).

4.4
Officer’s Certificate of CRH America, Inc. pursuant to Sections 102 and 301 of the Indenture, dated September 29, 2003, setting forth the terms of its 6.400% Notes due 2033 (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed December 28, 2023).

4.5
Officer’s Certificate of CRH America Finance, Inc. and CRH plc pursuant to Sections 102 and 301 of the Indenture, dated May 2, 2024, setting forth the terms of the 5.400% Guaranteed Notes due May 21, 2034 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed May 21, 2024).

4.6
Officer’s Certificate of CRH SMW Finance DAC and CRH plc pursuant to Sections 102 and 301 of the Indenture, dated May 21, 2024, setting forth the terms of the 5.200% Guaranteed Notes due May 21, 2029 (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed May 21, 2024).

4.7	Global Security for the 6.400% Notes due 2033 (incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed December 28, 2023).
4.8	Form of 5.400% Guaranteed Notes due May 21, 2034 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed May 21, 2024).
4.9	Form of 5.200% Guaranteed Notes due May 21, 2029 (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed May 21, 2024).
4.10	Description of securities registered under Section 12 of the Exchange Act.
10.1
Multicurrency Facility Agreement, originally dated June 11, 2014, between CRH plc and National Westminster Bank plc (as Agent), as amended and restated by amendment and restatement agreements dated April 7, 2017, April 10, 2019, April 1, 2021 and May 11, 2023 (incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed February 29, 2024).

10.2
Amendment and Restatement Agreement, dated May 11, 2023, between CRH plc, Bank of America Europe Designated Activity Company (as Retiring Agent), National Westminster Bank PLC (as Successor Agent) and others (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K filed February 29, 2024).

10.3*	Rules of the CRH 2021 Savings-Related Share Option Scheme – (Republic of Ireland) (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-8 filed August 22, 2023).
10.4*	Rules of the CRH 2021 Savings-Related Share Option Scheme – (United Kingdom) (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-8 filed August 22, 2023).
10.5*	Rules of the CRH plc 2014 Performance Share Plan (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-8 filed August 22, 2023).
10.6*	Rules of the CRH plc 2014 Deferred Share Bonus Plan (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed August 8, 2024).
10.7*	Rules of the CRH plc 2013 Restricted Share Plan (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K filed February 29, 2024).
10.8*	Rules of the CRH 2010 Savings-Related Share Option Scheme – (Republic of Ireland) (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-8 filed August 22, 2023).
10.9*	Rules of the CRH 2010 Savings-Related Share Option Scheme – (United Kingdom) (incorporated by reference to Exhibit 4.8 to the registration statement on Form S-8 filed August 22, 2023).
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

CRH Form 10-K 102

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

10.25*^	Group Chief Executive Officer Service Agreement by and between CRH Group Services Limited and Albert Manifold, dated December 6, 2023.
10.26*^	Letter Agreement by and between CRH plc and Albert Manifold, dated September 23, 2024 (incorporated by reference Exhibit 10.1 to the quarterly report on Form 10-Q filed November 7, 2024).
10.27*^	Chief Financial Officer Service Agreement by and between CRH Group Services Limited and Denis James Mintern, dated December 6, 2023.
10.28*^	Group Chief Executive Officer Service Agreement by and between CRH Group Management Limited and Denis James Mintern, dated December 20, 2024.
10.29*^	Employment Agreement by and between CRH Nederland B.V. and Mr. P.J. Buckley, dated February 20, 2024.
10.30*^	Employment Agreement by and between CRH Americas, Inc. and Nathan Creech, dated January 1, 2021.
10.31*^	Employment Agreement by and between CRH Americas, Inc. and Randall Lake, dated January 1, 2021.
19.1	Insider Trading Policy.
21.1	Principal Subsidiary Undertakings.
22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte Ireland LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the annual report on Form 10-K filed February 29, 2024).
101	Inline eXtensible Business Reporting Language (XBRL).
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
*	Management compensation plan or arrangement.
**	Furnished herewith.
^	Certain information in this document has been redacted pursuant to Item 601(a)(6) of Regulation S-K because the disclosure of such information would warrant a clearly unwarranted invasion of personal privacy.
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
CRH Form 10-K 103

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRH public limited company
By /s/ Alan Connolly
Alan Connolly
Interim Chief Financial Officer
February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Connolly and Jim Mintern, and each of them singly, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Richie Boucher R. Boucher	(Chairman of the Board)	February 26, 2025
/s/ Jim Mintern J. Mintern	(Chief Executive Officer and Director)	February 26, 2025
/s/ Alan Connolly A. Connolly	(Interim Chief Financial Officer)	February 26, 2025
/s/ Lamar McKay L. McKay	(Non-management Director)	February 26, 2025
/s/ Caroline Dowling C. Dowling	(Non-management Director)	February 26, 2025
/s/ Johan Karlström J. Karlström	(Non-management Director)	February 26, 2025
/s/ Shaun Kelly S. Kelly	(Non-management Director)	February 26, 2025
/s/ Gillian L. Platt G.L. Platt	(Non-management Director)	February 26, 2025
/s/ Mary K. Rhinehart M.K. Rhinehart	(Non-management Director)	February 26, 2025
/s/ Badar Khan B. Khan	(Non-management Director)	February 26, 2025
/s/ Richard Fearon R. Fearon	(Non-management Director)	February 26, 2025
/s/ Siobhán Talbot S. Talbot	(Non-management Director)	February 26, 2025
/s/ Christina Verchere C. Verchere	(Non-management Director)	February 26, 2025

CRH Form 10-K 104