Form 10-Q
period 2025-03-31
CRH PUBLIC LTD CO
filed 2025-05-05
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
☐ Yes      ☒ No
As of April 22, 2025, the number of outstanding Ordinary Shares was 676,004,196 (excluding Treasury stock of 38,326,041 shares).

CERTAIN TERMS
Except as otherwise specified or the context otherwise requires, references to 'CRH', the 'Company', the 'Group', 'we', 'us' or 'our' refer to CRH plc (together with its consolidated subsidiaries), and references to years indicate our fiscal year ended December 31 of the respective year.
References to the '2024 Form 10-K' are to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025. References to this 'Quarterly Report' are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. All references to the 'Condensed Consolidated Financial Statements' are to Part I, Item 1 of this Quarterly Report. All references to the ‘same period in 2024’ refer to the three months ended March 31, 2024, unless otherwise indicated.
References to 'Ordinary Shares', 'Common Shares' and 'Common stock' refer to our ordinary shares of €0.32 each.
CRH Form 10-Q 1

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
In particular, the following, among other statements, are all forward looking in nature: plans and expectations regarding drivers of CRH’s performance in 2025, demand outlook, macroeconomic trends in CRH’s markets, government funding initiatives and manufacturing trends (including re-industrialization activity), pricing trends, costs and weather patterns; plans and expectations regarding business strategy and cash returns for shareholders, including expectations regarding dividends and share buybacks; plans and expectations regarding CRH’s financial capacity, including our ability to fund acquisitions and meet working capital needs, capital expenditures, dividends, share repurchases, upcoming debt maturities and other liquidity requirements; plans and expectations regarding the expansion of our operations and the timing and benefits of our acquisitions and divestitures; plans and expectations regarding the strategic risks and uncertainties facing CRH and expectations regarding the impacts of recent changes in global trade/tariff policies.
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
A number of material factors could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements, certain of which are beyond our control, and which include, among other factors: economic and financial conditions, including changes in interest rates, inflation, price volatility and/or labor and materials shortages; industry cyclicality and the demand for infrastructure, residential and non-residential construction and our products in geographic markets in which we operate; increased competition and its impact on prices and market position; increases in energy, labor and/or other raw materials costs; adverse changes to laws and regulations, including in relation to climate change; the impact of unfavorable weather; investor and/or consumer sentiment regarding the importance of sustainable practices and products; availability of, or reductions or delays to, public sector funding for infrastructure programs; political uncertainty, including as a result of political and social conditions in the jurisdictions CRH operates in, or adverse public policy, economic, social and political developments, including the ongoing geopolitical conflicts in Ukraine and the Middle East; failure to complete or successfully integrate acquisitions or make timely divestitures; cyberattacks and exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks, including due to product failures. Additional factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those expressed by the forward-looking statements in this report including, but not limited to, the risks and uncertainties described herein and under “Risk Factors” in our 2024 Form 10-K and in our other filings with the SEC.

CRH Form 10-Q 2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except share and per share data)

	Three months ended
	March 31
	2025	2024
Product revenues	5,612	5,368
Service revenues	1,144	1,165
Total revenues	6,756	6,533
Cost of product revenues	(3,826)	(3,577)
Cost of service revenues	(1,093)	(1,149)
Total cost of revenues	(4,919)	(4,726)
Gross profit	1,837	1,807
Selling, general and administrative expenses	(1,833)	(1,787)
Gain on disposal of long-lived assets	14	8
Operating income	18	28
Interest income	37	43
Interest expense	(181)	(133)
Other nonoperating (expense) income, net	(20)	161
(Loss) income from operations before income tax expense and income from equity method investments	(146)	99
Income tax benefit	58	19
Loss from equity method investments	(10)	(4)
Net (loss) income	(98)	114
Net (income) attributable to redeemable noncontrolling interests	–	(2)
Net loss attributable to noncontrolling interests	4	4
Net (loss) income attributable to CRH	(94)	116

(Loss) earnings per share attributable to CRH
Basic	($0.15)	$0.16
Diluted	($0.15)	$0.16

Weighted average common shares outstanding
Basic	676.7	687.8
Diluted	676.7	693.4
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in $ millions)

	Three months ended
	March 31
	2025	2024
Net (loss) income	(98)	114
Other comprehensive income (loss), net of tax:
Currency translation adjustment	238	(148)
Net change in fair value of effective portion of cash flow hedges, net of tax of $2 million and $6 million for the three months ended March 31, 2025 and March 31, 2024, respectively	(23)	(37)
Actuarial losses and prior service costs for pension and other postretirement plans, net of tax of $1 million and $1 million for the three months ended March 31, 2025 and March 31, 2024, respectively	(7)	(3)
Other comprehensive income (loss)	208	(188)
Comprehensive income (loss)	110	(74)
Comprehensive (income) attributable to redeemable noncontrolling interests	–	(2)
Comprehensive (income) loss attributable to noncontrolling interests	(5)	11
Comprehensive income (loss) attributable to CRH	105	(65)
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 4

Condensed Consolidated Balance Sheets (Unaudited)
(in $ millions, except share data)

	March 31	December 31	March 31
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	3,352	3,720	3,308
Restricted cash	–	39	–
Accounts receivable, net	5,141	4,820	4,798
Inventories	4,960	4,755	4,619
Assets held for sale	–	–	236
Other current assets	789	749	748
Total current assets	14,242	14,083	13,709
Property, plant and equipment, net	22,179	21,452	18,878
Equity method investments	732	737	609
Goodwill	11,475	11,061	10,125
Intangible assets, net	1,208	1,211	1,093
Operating lease right-of-use assets, net	1,272	1,274	1,285
Other noncurrent assets	813	795	634
Total assets	51,921	50,613	46,333

Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	2,777	3,207	2,730
Accrued expenses	2,270	2,248	2,241
Current portion of long-term debt	1,458	2,999	2,992
Operating lease liabilities	247	265	255
Liabilities held for sale	–	–	44
Other current liabilities	1,960	1,577	1,735
Total current liabilities	8,712	10,296	9,997
Long-term debt	14,213	10,969	9,680
Deferred income tax liabilities	3,141	3,105	2,684
Noncurrent operating lease liabilities	1,075	1,074	1,120
Other noncurrent liabilities	2,423	2,319	2,110
Total liabilities	29,564	27,763	25,591
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	379	384	326
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of March 31, 2025, December 31, 2024, and March 31, 2024	1	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 715,487,343, 718,647,277 and 729,477,337 issued and outstanding, as of March 31, 2025, December 31, 2024, and March 31, 2024 respectively	289	290	294
Treasury stock, at cost (38,850,691, 41,355,384 and 41,897,429 shares as of March 31, 2025, December 31, 2024 and March 31, 2024 respectively)	(2,038)	(2,137)	(2,166)
Additional paid-in capital	298	422	337
Accumulated other comprehensive loss	(806)	(1,005)	(797)
Retained earnings	23,375	24,036	22,346
Total shareholders’ equity attributable to CRH shareholders	21,119	21,607	20,015
Noncontrolling interests	859	859	401
Total equity	21,978	22,466	20,416
Total liabilities, redeemable noncontrolling interests and equity	51,921	50,613	46,333
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 5

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Three months ended
	March 31
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	(98)	114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	477	397
Share-based compensation	32	30
Loss (gain) on disposals from businesses and long-lived assets, net	1	(123)
Deferred tax expense (benefit)	4	(36)
Loss from equity method investments	10	4
Pension and other postretirement benefits net periodic benefit cost	6	9
Non-cash operating lease costs	59	75
Other items, net	(14)	(25)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(268)	(326)
Inventories	(139)	(270)
Accounts payable	(503)	(396)
Operating lease liabilities	(78)	(75)
Other assets	(210)	(77)
Other liabilities	72	1
Pension and other postretirement benefits contributions	(10)	(14)
Net cash used in operating activities	(659)	(712)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(645)	(506)
Acquisitions, net of cash acquired	(585)	(2,206)
Proceeds from divestitures	36	729
Proceeds from disposal of long-lived assets	35	10
Dividends received from equity method investments	9	6
Settlements of derivatives	20	(13)
Deferred divestiture consideration received	36	–
Other investing activities, net	130	(116)
Net cash used in investing activities	(964)	(2,096)

CRH Form 10-Q 6

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Three months ended
	March 31
	2025	2024
Cash Flows from Financing Activities:
Proceeds from debt issuances	3,017	1,818
Payments on debt	(1,533)	(651)
Settlements of derivatives	15	(1)
Payments of finance lease obligations	(21)	(9)
Deferred and contingent acquisition consideration paid	(11)	(7)
Dividends paid	–	(750)
Distributions to noncontrolling and redeemable noncontrolling interests	(17)	(17)
Repurchases of common stock	(310)	(559)
Proceeds from exercise of stock options	1	–
Net cash provided by (used in) financing activities	1,141	(176)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	75	(97)
Decrease in cash and cash equivalents, including restricted cash	(407)	(3,081)
Cash and cash equivalents and restricted cash at the beginning of period	3,759	6,390
Cash and cash equivalents and restricted cash at the end of period	3,352	3,309

Supplemental cash flow information:
Cash paid for interest (including finance leases)	63	45
Cash paid for income taxes	134	159

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents presented in the Condensed Consolidated Balance Sheets	3,352	3,308
Cash and cash equivalents included in Assets held for sale	–	1
Total cash and cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows	3,352	3,309
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 7

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	0.9	$1	718.6	$290	(41.4)	($2,137)	$422	($1,005)	$24,036	$21,607	$859	$22,466
Net loss	–	–	–	–	–	–	–	–	(94)	(94)	(4)	(98)
Other comprehensive income	–	–	–	–	–	–	–	199	–	199	9	208
Share-based compensation	–	–	–	–	–	–	32	–	–	32	–	32
Repurchases and retirement of common stock	–	–	(3.2)	(1)	–	–	–	–	(309)	(310)	–	(310)
Shares issued under employee share plans	–	–	–	–	2.5	99	(156)	–	–	(57)	–	(57)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(251)	(251)	–	(251)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(5)	(5)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(7)	(7)	–	(7)
Balance at March 31, 2025	0.9	$1	715.4	$289	(38.9)	($2,038)	$298	($806)	$23,375	$21,119	$859	$21,978
For the three months ended March 31, 2025, dividends declared on Common stock were $0.37 per common share.

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
Net income	–	–	–	–	–	–	–	–	116	116	(4)	112
Other comprehensive loss	–	–	–	–	–	–	–	(181)	–	(181)	(7)	(188)
Share-based compensation	–	–	–	–	–	–	30	–	–	30	–	30
Repurchases of common stock	–	–	–	–	(2.6)	(179)	–	–	–	(179)	–	(179)
Repurchases and retirement of common stock	–	–	(5.0)	(2)	–	–	–	–	(378)	(380)	–	(380)
Shares issued under employee share plans	–	–	–	–	3.1	212	(147)	–	(65)	–	–	–
Dividends declared on common stock	–	–	–	–	–	–	–	–	(241)	(241)	–	(241)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(4)	(4)
Divestiture of noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(18)	(18)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(4)	(4)	–	(4)
Balance at March 31, 2024	0.9	$1	729.5	$294	(41.9)	($2,166)	$337	($797)	$22,346	$20,015	$401	$20,416
For the three months ended March 31, 2024, dividends declared on Common stock were $0.35 per common share.

The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 8

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of significant accounting policies
1.1. Description of business
CRH operates in the building materials industry, providing essential products and services for construction projects across its Americas and International footprint. The Company is a major producer of aggregates, cement, readymixed concrete, asphalt, precast concrete and outdoor living products and is a supplier of paving and constructions services, providing solutions to a wide range of customers, including contractors, builders, engineers, infrastructure developers, and the residential market. CRH is one of the largest suppliers of building materials globally.
1.2. Basis of presentation and use of estimates
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited Consolidated Financial Statements and related notes thereto included in the Company’s 2024 Form 10-K. In the opinion of our management, these statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods and at the dates presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2024 Form 10-K.
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
Certain amounts in the prior period have been reclassified to conform with the current period presentation in the Condensed Consolidated Statements of Cash Flows. These reclassifications had no effect on the previously reported net cash provided by (used in) operating, investing, or financing activities, or in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income.
1.3. Cash and cash equivalents and restricted cash
The Company had restricted cash of $6 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, included within Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The Company is restricted from utilizing the cash for purposes other than with government approval as it is linked to the awarding of government licenses for quarrying.
Restricted cash of $39 million as separately presented in the Condensed Consolidated Balance Sheets at December 31, 2024 consists of amounts held in escrow designated for exchange of assets under Section 1031 of the U.S. Internal Revenue Code of 1986, as amended.
1.4. New accounting standards
Refer to Note 1.25 in the 2024 Form 10-K for impacts of new accounting standards. There were no material impacts from the adoption of new accounting standards for the three months ended March 31, 2025.
CRH Form 10-Q 9

2. Revenue
The Company disaggregates revenue based on its operating and reportable segments. The Company’s operating and reportable segments are: (1) Americas Materials Solutions, (2) Americas Building Solutions and (3) International Solutions.
Revenue is disaggregated by principal activities and products and by primary geographic market. Business lines are reviewed and evaluated as follows: (1) Essential Materials, (2) Road Solutions, (3) Building & Infrastructure Solutions and (4) Outdoor Living Solutions.
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
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	Three months ended March 31, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	876	–	1,062	1,938
Road Solutions (i)	1,367	–	1,135	2,502
Building & Infrastructure Solutions (ii)	–	568	506	1,074
Outdoor Living Solutions	–	1,114	128	1,242
Total revenues	2,243	1,682	2,831	6,756

	Three months ended March 31, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	903	–	990	1,893
Road Solutions (i)	1,299	–	1,023	2,322
Building & Infrastructure Solutions (ii)	–	548	493	1,041
Outdoor Living Solutions	–	1,145	132	1,277
Total revenues	2,202	1,693	2,638	6,533
(i) Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time was:

	Three months ended
	March 31
in $ millions	2025	2024
Americas Materials Solutions	638	596
International Solutions	395	414
Total revenue from contracts with customers	1,033	1,010
(ii) Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time was:

	Three months ended
	March 31
in $ millions	2025	2024
Americas Building Solutions	14	23
International Solutions	97	132
Total revenue from contracts with customers	111	155
Contract assets were $659 million, $690 million and $637 million and contract liabilities were $481 million, $500 million and $430 million, at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The Company recognized revenue of $276 million and $265 million for the three months ended March 31, 2025, and March 31, 2024, respectively, which was previously included in the contract liability balance at December 31, 2024 and December 31, 2023, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts at March 31, 2025, December 31, 2024 and March 31, 2024 amounting to $430 million and $229 million, $450 million and $240 million, and $416 million and $221 million, respectively. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On March 31, 2025, the Company had $3,848 million of transaction price allocated to remaining performance obligations. The majority of open contracts at March 31, 2025 are expected to close and revenue to be recognized within 12 months of the balance sheet date.
CRH Form 10-Q 10

3. Acquisitions
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
During the three months ended March 31, 2025, the Company completed the acquisition of eight companies. The total cash consideration for these acquisitions, net of cash acquired, was $585 million. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions at March 31, 2025 were:

in $ millions	Total (i)
Identifiable assets acquired and liabilities assumed
Assets
Cash and cash equivalents	1
Accounts receivable, net	46
Inventories	24
Other current assets	3
Property, plant and equipment, net	211
Intangible assets, net	21
Operating lease right-of-use assets, net	11
Total assets	317
Liabilities
Accounts payable	29
Accrued expenses	3
Operating lease liabilities	13
Deferred income tax liabilities	11
Other liabilities	15
Total liabilities	71
Total identifiable net assets at fair value	246
Goodwill	340
Total consideration	586

Consideration satisfied by:
Cash payments	586
Total consideration	586

Acquisitions of businesses, net of cash acquired
Cash consideration	586
Less: cash and cash equivalents acquired	(1)
Total outflow in the Condensed Consolidated Statements of Cash Flows	585
(i)    Acquisitions are aggregated on the basis of individual immateriality.
As a result of the acquisitions completed through March 31, 2025, the Company recognized $21 million of amortizable intangible assets and $340 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in the three months ended March 31, 2025, $327 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of five years.

CRH Form 10-Q 11

Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with completed acquisitions. The Company incurred the following acquisition-related costs:

	Three months ended
	March 31
in $ millions	2025	2024
Acquisition-related costs
Substantial acquisition-related (i)	–	20
Other acquisitions	5	–
Total acquisition-related costs	5	20
(i) Represents expenses associated with the non-routine substantial acquisition of a portfolio of cement and readymixed concrete operations and assets in Texas, during the first quarter of 2024.
For the period from acquisition date through March 31, 2025 and March 31, 2024, respectively, acquisitions contributed $28 million and $57 million to Total revenues and a loss of $9 million and income of $9 million to Net (loss) income attributable to CRH, excluding acquisition-related costs that arose in that period and including the effect of interest expense to finance the acquisitions, respectively.
Pro forma results of operations for the current year acquisitions, as if they were combined as of January 1, 2024, have not been presented because they are not material to the Condensed Consolidated Financial Statements.
4. Accounts receivable, net
Accounts receivable, net, were:

	March 31	December 31	March 31
in $ millions	2025	2024	2024
Trade receivables	4,214	3,829	3,916
Construction contract assets	659	690	637
Total accounts receivable	4,873	4,519	4,553
Less: allowance for credit losses	(154)	(140)	(150)
Other current receivables	422	441	395
Total accounts receivable, net	5,141	4,820	4,798
Of the total Accounts receivable, net balances, $63 million, $46 million and $32 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, were due from equity method investments.

The changes in the allowance for credit losses were:

in $ millions	2025	2024
At January 1	140	149
Charge-offs	(2)	(2)
Provision for credit losses	6	4
Foreign currency translation and other	10	(1)
At March 31	154	150
5. Inventories
Inventories were:

	March 31	December 31	March 31
in $ millions	2025	2024	2024
Raw materials	2,323	2,074	2,186
Work-in-process	262	267	211
Finished goods	2,375	2,414	2,222
Total inventories	4,960	4,755	4,619
CRH Form 10-Q 12

6. Goodwill
The changes in the carrying amount of goodwill were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061
Acquisitions	184	142	14	340
Foreign currency translation adjustment	2	1	71	74
Carrying value, March 31, 2025	5,989	3,213	2,273	11,475

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,989	9,158
Acquisitions	1,426	333	385	2,144
Foreign currency translation adjustment	(40)	(12)	(114)	(166)
Impairment charge for the period	–	–	(72)	(72)
Divestitures	–	(3)	(201)	(204)
Reclassified as held for sale	–	–	201	201
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,989	9,158
Acquisitions	976	52	(3)	1,025
Foreign currency translation adjustment	(12)	(4)	(42)	(58)
Divestitures	-	-	(197)	(197)
Reclassified from held for sale	-	-	197	197
Carrying value, March 31, 2024	5,381	2,800	1,944	10,125
There were no charges for goodwill impairment in the three months ended March 31, 2025 and March 31, 2024.

CRH Form 10-Q 13

7. Additional financial information
Other current assets were:

	March 31	December 31	March 31
in $ millions	2025	2024	2024
Prepayments	391	303	358
Income tax recoverable	352	216	163
Other	46	230	227
Total other current assets	789	749	748

Accrued expenses were:

	March 31	December 31	March 31
in $ millions	2025	2024	2024
Accrued payroll and employee benefits	1,058	1,062	997
Other accruals	1,212	1,186	1,244
Total accrued expenses	2,270	2,248	2,241

Other current liabilities were:

	March 31	December 31	March 31
in $ millions	2025	2024	2024
Dividends payable	251	–	241
Construction contract liabilities	481	500	430
Insurance liability	190	185	159
Income tax payable	58	97	77
Other	980	795	828
Total other current liabilities	1,960	1,577	1,735

Other noncurrent liabilities were:

	March 31	December 31	March 31
in $ millions	2025	2024	2024
Income tax payable	724	726	633
Asset retirement obligations	339	319	307
Pension liability	229	223	250
Insurance liability	284	269	260
Other	847	782	660
Total other noncurrent liabilities	2,423	2,319	2,110

CRH Form 10-Q 14

8. Debt
Long-term debt was:

		March 31	December 31	March 31
in $ millions	Effective interest rate	2025	2024	2024
Long-term debt
(U.S. Dollar denominated unless otherwise noted)
3.875% Senior Notes due 2025	3.93%	1,250	1,250	1,250
1.250% euro Senior Notes due 2026	1.25%	812	780	810
3.400% Senior Notes due 2027	3.49%	600	600	600
4.000% euro Senior Notes due 2027	4.13%	541	520	540
3.950% Senior Notes due 2028	4.07%	900	900	900
1.375% euro Senior Notes due 2028	1.42%	650	624	648
5.200% Senior Notes due 2029	5.30%	750	750	–
4.125% Sterling Senior Notes due 2029	4.22%	518	501	509
5.125% Senior Notes due 2030	5.25%	1,250	–	–
1.625% euro Senior Notes due 2030	1.72%	812	780	810
4.000% euro Senior Notes due 2031	4.10%	812	780	810
6.400% Senior Notes due 2033 (i)	6.43%	213	213	213
5.400% Senior Notes due 2034	5.52%	750	750	–
5.500% Senior Notes due 2035	5.57%	1,250	–	–
4.250% euro Senior Notes due 2035	4.38%	812	780	810
5.125% Senior Notes due 2045	5.25%	500	500	500
4.400% Senior Notes due 2047	4.44%	400	400	400
4.500% Senior Notes due 2048	4.63%	600	600	600
5.875% Senior Notes due 2055	5.97%	500	–	–
USD interest bearing loan due 2026	4.96%	750	750	–
PHP interest bearing loan due 2027	5.93%	399	379	400
AUD interest bearing loan due 2029	4.95%	478	478	–
U.S. Dollar Commercial Paper	4.73%	56	1,189	1,863
Euro Commercial Paper	–	–	347	929
Other		60	48	26
Unamortized discounts and debt issuance costs		(85)	(68)	(64)
Total long-term debt (ii)		15,578	13,851	12,554
Less: current portion of long-term debt (iii)		(1,365)	(2,882)	(2,874)
Long-term debt		14,213	10,969	9,680
(i)    The $300 million 6.400% Senior Notes were issued in September 2003, and at the time of issuance the Senior Notes were partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued Senior Notes were acquired by the Company as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Condensed Consolidated Balance Sheets was $26 million, $27 million, and $29 million at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
(ii)    Of the Company’s nominal fixed rate debt at March 31, 2025, December 31, 2024, and March 31, 2024, $1,375 million was hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal floating rate debt at March 31, 2025, December 31, 2024, and March 31, 2024, $nil million, $140 million, and $nil million, respectively, was hedged to fixed rates using interest rate swaps.
(iii)    Excludes borrowings from bank overdrafts of $93 million, $117 million and $118 million, which are recorded within Current portion of long-term debt in the Condensed Consolidated Balance Sheets at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
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
In the event of a change-of-control repurchase event, the Company is obligated to offer repurchase options for the 3.875% Senior Notes due 2025, 3.400% Senior Notes due 2027, 3.950% Senior Notes due 2028, 5.200% Senior Notes due 2029, 5.125% Senior Notes due 2030, 5.400% Senior Notes due 2034, 5.500% Senior Notes due 2035, 5.125% Senior Notes due 2045, 4.400% Senior Notes due 2047, 4.500% Senior Notes due 2048 and 5.875% Senior Notes due 2055. This repurchase involves a cash payment equal to 101% of the principal amount, along with any accrued and unpaid interest.
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
CRH Form 10-Q 15

In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1,250 million 5.125% Senior Notes due 2030, $1,250 million 5.500% Senior Notes due 2035, and $500 million 5.875% Senior Notes due 2055.
Bank Debt:
The Company maintains a multi-currency Revolving Credit Facility (the 'RCF') with a syndicate of lenders. The RCF offers a senior unsecured revolving credit facility of €3,500 million over five years, maturing May 11, 2030. Borrowings under the RCF bear interest at rates based upon an underlying base rate, plus a margin determined in accordance with a ratings-based pricing grid. Base rates include SOFR for U.S. Dollar, Euro Interbank Offer Rate (EURIBOR) for euros, Sterling Overnight Index Average (SONIA) for Sterling, and Swiss Average Rate Overnight (SARON) for Swiss Francs, respectively. A commitment fee is payable on a quarterly basis based on a percentage of the applicable margin and calculated on the daily undrawn amount of the facility.
The deferred financing costs associated with the RCF were $5 million at March 31, 2025. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
At March 31, 2025, December 31, 2024, and March 31, 2024, there were no outstanding borrowings or letters of credit issued under the RCF and the undrawn committed facilities available to be drawn by the Company at March 31, 2025 were $3,788 million (€3,500 million equivalent).
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
Commercial Paper:
At March 31, 2025, the Company had a $4,000 million U.S. Dollar Commercial Paper Program and a €1,500 million Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S. Dollar. The amount of commercial paper outstanding does not reduce available capacity under the RCF. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to March 31, 2025 are as follows:

in $ millions	Remainder of 2025	2026	2027	2028	2029	2030 and thereafter	Total
Long-term debt maturities	1,364	1,954	1,452	1,536	1,333	7,939	15,578

9. Fair value measurement
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
The carrying values of the Company’s Long-term debt were $15,578 million, $13,851 million, and $12,554 million at March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The fair values of the Company’s Long-term debt were $15,342 million, $13,604 million, and $12,244 million at March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The Redeemable noncontrolling interests included in the Condensed Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of Redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.47% and 7.49%.
See Note 16 for the changes in the fair value of Redeemable noncontrolling interests.
The carrying values of the Company’s Cash and cash equivalents, Restricted cash, Accounts receivable, net, Current portion of long-term debt, Accounts payable, Accrued expenses, and Other current liabilities approximate their fair values because of the short-term nature of these instruments.
CRH Form 10-Q 16

10. Income taxes
The Company’s tax provision for the interim period is calculated using an estimated annual effective tax rate based on the expected full-year results which is applied to ordinary year-to-date income or loss. The tax provision is adjusted for discrete items that occur in the applicable interim period to arrive at the effective income tax rate.
The summary of the income tax benefit from operations was:

	Three months ended
	March 31
in $ millions	2025	2024
Total tax benefit	(58)	(19)
Effective income tax rate	40%	(19%)
The effective tax rate for this quarter has increased compared to the three months ended March 31, 2024. This is primarily driven by the inclusion of the largely tax-exempt divestiture of phases one and two of the European Lime operations in the three months ended March 31, 2024, which is in excess of the amount of tax-exempt divestitures in the three months ended March 31, 2025. Additionally, there has been an increase in the tax deduction for share-based compensation, which has proportionately increased the tax benefit in the three months ended March 31, 2025.
11. Earnings per share (EPS)
The calculation of basic and diluted earnings per share was:

	Three months ended
	March 31
in $ millions, except share and per share data	2025	2024
Numerator
Net (loss) income	(98)	114
Net (income) attributable to redeemable noncontrolling interests	–	(2)
Net loss attributable to noncontrolling interests	4	4
Adjustment of redeemable noncontrolling interests to redemption value	(7)	(4)
Net (loss) income attributable to CRH for EPS - basic and diluted	(101)	112

Denominator
Weighted average common shares outstanding - basic (i)	676.7	687.8
Effect of dilutive employee share awards (ii)	–	5.6
Weighted average common shares outstanding - diluted	676.7	693.4

(Loss) earnings per share attributable to CRH
Basic	($0.15)	$0.16
Diluted	($0.15)	$0.16
(i) The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury stock given that these shares do not rank for dividend.
(ii) Common Shares that would only be issued contingent on certain conditions totaling 4,045,950 at March 31, 2024 are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the period presented. In periods of loss, shares that otherwise would have been included in the diluted weighted average common shares outstanding computation have been excluded. Due to the net loss for the three months ended March 31, 2025, contingently issuable common shares representing 5,268,459, are excluded from the computation of diluted loss per share as their inclusion would have been antidilutive.
CRH Form 10-Q 17

12. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance at December 31, 2024	(856)	(63)	(86)	(1,005)
Other comprehensive income (loss) before reclassifications	264	(21)	–	243
Amounts reclassified from Accumulated other comprehensive loss	(26)	(2)	(7)	(35)
Net current-period other comprehensive income (loss)	238	(23)	(7)	208
Other comprehensive (income) attributable to noncontrolling interests	(9)	–	–	(9)
Balance at March 31, 2025	(627)	(86)	(93)	(806)

Balance at December 31, 2023	(439)	(47)	(130)	(616)
Other comprehensive loss before reclassifications	(114)	(63)	–	(177)
Amounts reclassified from Accumulated other comprehensive loss	(34)	26	(3)	(11)
Net current-period other comprehensive (loss)	(148)	(37)	(3)	(188)
Other comprehensive loss attributable to noncontrolling interests	7	–	–	7
Balance at March 31, 2024	(580)	(84)	(133)	(797)

The amounts reclassified from Accumulated other comprehensive loss to income were:

	Three months ended
	March 31
in $ millions	2025	2024
Cash flow hedges
Cost of product revenues	(2)	30
Income tax benefit	–	(4)
Total	(2)	26
Pension and other postretirement plans
Other nonoperating income, net	(8)	(4)
Income tax expense	1	1
Total	(7)	(3)
Reclassifications from Accumulated other comprehensive loss to income	(9)	23

CRH Form 10-Q 18

13. Segment information
The Company has the following three operating and reportable segments:
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
The International Solutions segment provides integrated building solutions across Europe and Australia. The business integrates materials, products, and services to provide complete building solutions for use in the construction and renovation of critical infrastructure, commercial and residential buildings and outdoor living spaces.
Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures and gain/loss on investments, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.
The key performance measures and segment expenses for the Company’s reportable segments were:

	Three months ended March 31, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	2,243	1,682	2,831	6,756
Less:
Labor	754	375	657	1,786
Energy costs	140	32	220	392
Other segment items (i)	1,290	988	1,805	4,083
Adjusted EBITDA	59	287	149	495

	Three months ended March 31, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	2,202	1,693	2,638	6,533
Less:
Labor	708	357	582	1,647
Energy costs	136	32	226	394
Other segment items (i)	1,343	996	1,708	4,047
Adjusted EBITDA	15	308	122	445
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

	Three months ended
	March 31
in $ millions	2025	2024
Adjusted EBITDA	495	445
Depreciation, depletion and amortization	(477)	(397)
Interest income	37	43
Interest expense	(181)	(133)
(Loss) gain on divestitures and investments (i)	(26)	160
Pension income excluding current service cost component (i)	4	1
Other interest, net (i)	2	–
Substantial acquisition-related costs	–	(20)
(Loss) income from operations before income tax expense and income from equity method investments	(146)	99
(i)    (Loss) gain on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating (expense) income, net in the Condensed Consolidated Statements of Income.
CRH Form 10-Q 19

Depreciation, depletion and amortization for each of the segments were:

	Three months ended
	March 31
in $ millions	2025	2024
Americas Materials Solutions	220	190
Americas Building Solutions	91	80
International Solutions	166	127
Total depreciation, depletion and amortization	477	397

The segment assets were:

	March 31	December 31	March 31
in $ millions	2025	2024	2024
Assets
Americas Materials Solutions	21,715	21,474	19,860
Americas Building Solutions	9,786	9,049	8,821
International Solutions	15,793	15,011	12,988
Total assets for reportable segments	47,294	45,534	41,669

Additions to property, plant and equipment and intangible assets for each of the segments were:

	Three months ended
	March 31
in $ millions	2025	2024
Property, plant and equipment and intangible asset additions (i)
Americas Materials Solutions	240	229
Americas Building Solutions	199	124
International Solutions	244	170
Total property, plant and equipment and intangible asset additions	683	523
(i)     Property, plant and equipment and intangible asset additions exclude asset retirement cost additions.

14. Pension and other postretirement benefits
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Income for the Pension and Other Postretirement Benefit (OPEB) Plans were:

	U.S.		Non-U.S.
	Three months ended		Three months ended
	March 31		March 31
in $ millions	2025	2024	2025	2024
Service cost	–	–	10	10
Interest cost	6	6	20	21
Expected return on assets	(5)	(5)	(23)	(22)
Amortization of:
Past service credit	–	–	(3)	(3)
Actuarial loss	–	1	1	1
Settlement gain (i)	–	–	–	(3)
Net periodic benefit cost (ii) (iii)	1	2	5	4
(i)     Settlement gain of $3 million for the three months ended March 31, 2024 relates to pension plans divested as part of the sale of the Company's Lime operations in Europe and is included in (loss) gain on divestitures and investments, within Other nonoperating (expense) income, net.
(ii) Includes net periodic benefit cost of $1 million and $1 million related to OPEB plans for the three months ended March 31, 2025 and March 31, 2024, respectively.
(iii) Service cost is included within Cost of revenues and Selling, general and administrative expenses while all other cost components are recorded within Other nonoperating (expense) income, net.
CRH Form 10-Q 20

15. Variable interest entities
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
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Condensed Consolidated Balance Sheets before intragroup eliminations with other CRH companies were:

	March 31	December 31	March 31
in $ millions	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	18	21	29
Accounts receivable, net	43	38	30
Inventories	88	96	106
Other current assets	60	58	54
Total current assets	209	213	219
Property, plant and equipment, net	845	846	897
Goodwill	193	190	196
Intangible assets, net	1	1	–
Operating lease right-of-use assets, net	5	5	5
Other noncurrent assets	9	9	10
Total assets	1,262	1,264	1,327

Liabilities
Current liabilities:
Accounts payable	94	106	95
Accrued expenses	43	44	37
Current portion of long-term debt	55	33	87
Operating lease liabilities	1	1	1
Other current liabilities	23	25	24
Total current liabilities	216	209	244
Long-term debt	343	345	312
Deferred income tax liabilities	94	94	104
Noncurrent operating lease liabilities	4	4	4
Other noncurrent liabilities	22	21	18
Total liabilities	679	673	682

The operating results of the consolidated VIE, reported within the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows before intragroup eliminations with other CRH companies were:

	Three months ended
	March 31
in $ millions	2025	2024
Total revenues	84	96
Total cost of revenues	(80)	(87)
Gross profit	4	9
Net loss	(13)	(9)

Net cash used in operating activities	(18)	(6)
CRH Form 10-Q 21

16. Redeemable noncontrolling interests
The Redeemable noncontrolling interests primarily comprise the noncontrolling interests in two of the Company’s North American subsidiaries, that are currently redeemable. The Company has the ability to exercise the call options for the noncontrolling interests on or after December 31, 2031 and December 31, 2040, respectively. In addition to the call options, the noncontrolling interest holder has the right to sell the noncontrolling interests to the Company, which are currently exercisable. These noncontrolling interests have put and call options and both are redeemable based on multiples of EBITDA. The noncontrolling interests are considered redeemable noncontrolling equity interests, classified as temporary or mezzanine equity, as their redemption is not solely within the Company’s control. The noncontrolling interests were recorded at their respective fair values as of the acquisition dates and are adjusted to their expected redemption values, with an offsetting entry to retained earnings, as of the reporting date as if that date was the redemption date, if those amounts exceed their respective carrying values.
The following table summarizes the redeemable noncontrolling interest for the following periods:

in $ millions
Balance at December 31, 2024	384
Adjustment to the redemption value	7
Dividends paid	(12)
Balance at March 31, 2025	379

Balance at December 31, 2023	333
Net income attributable to redeemable noncontrolling interests	2
Adjustment to the redemption value	4
Dividends paid	(13)
Balance at March 31, 2024	326

17. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $14.8 billion, $13.1 billion, and $12.4 billion in respect of loans and borrowings, bank advances and derivative obligations at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, and $0.5 billion, $0.4 billion, and $0.4 billion at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, in respect of letters of credit due within one year.

Legal Proceedings
The Company is not involved in any proceedings that it believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
18. Subsequent events
The Company has evaluated subsequent events occurring through to the date the Condensed Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

CRH Form 10-Q 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for the three months ended March 31, 2025. This MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1. "Financial Statements” of this Quarterly Report.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in or implied by these forward-looking statements, as well as from our historical performance, due to various factors, including those discussed elsewhere in this Quarterly Report, particularly "Forward-Looking Statements," and Item 1A. "Risk Factors" in our 2024 Form 10-K and in our other filings with the SEC. Our operating results depend upon economic cycles, seasonal and other weather‐related conditions, and trends in government expenditures, among other factors. Accordingly, financial results for any financial period presented, or period-to-period comparisons of reported results, may not be indicative of future operating results.

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
CRH has a proven track record in value creation through acquisition which over the last decade has accounted for approximately 60% of the Company’s profit growth. We achieve this by acquiring businesses at attractive valuations and creating value by integrating them with our existing operations and generating synergies. The Company takes an active approach to portfolio management and continuously reviews the competitive landscape for attractive investment and divestiture opportunities to deliver further growth and value creation for shareholders.
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
Financial performance highlights
CRH delivered a good first quarter performance compared to the first quarter of 2024, resulting in the following performance highlights for the three months ended March 31, 2025 (comparisons are versus the prior year's first quarter unless otherwise noted):
•Total revenues increased 3% to $6.8 billion;
•Net (loss) income was ($98) million compared with $114 million, a decrease of $212 million. Adjusted EBITDA*1was $495 million, an increase of $50 million, or 11%; and
•Net (loss) income margin was (1.5%) compared with 1.7%, a decrease of 320 basis points (bps). Adjusted EBITDA margin* was 7.3%, an increase of 50bps on the prior year's first quarter Adjusted EBITDA margin* of 6.8%.
Capital allocation highlights
•Cash returned to shareholders through share buybacks was $0.3 billion, a decrease of $0.1 billion versus the first three months of the prior year. On May 2, 2025, the latest tranche of the share buyback program was completed, bringing the year-to-date repurchases to $0.5 billion. A further tranche has been announced, extending the ongoing share buyback program by an additional $0.3 billion to be completed no later than August 5, 2025;
•The first 2025 quarterly dividend of $0.37 per share was declared in February 2025, and a second quarterly dividend of $0.37 per share was announced on May 5, 2025, representing an increase of 6% on the prior year. Cash paid to shareholders through dividends in the first quarter was $nil billion, compared to $0.8 billion in 2024, that related to the payment of a second interim 2023 dividend which was not repeated in Q1 2025; and
•Eight acquisitions completed for total consideration of $0.6 billion, compared with $2.2 billion in the first three months of the prior year. A further $0.6 billion was invested in development and replacement capital expenditure projects, compared with $0.5 billion for the comparable 2024 period.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.1
CRH Form 10-Q 23

Development Review
In the three months ended March 31, 2025, CRH completed eight acquisitions for a total consideration of $0.6 billion, compared with $2.2 billion in the first quarter of 2024. Americas Materials Solutions completed five acquisitions, the largest of which being Talley Construction, a vertically integrated asphalt and paving company with operations in Tennessee, Georgia, Alabama and North Carolina, while Americas Building Solutions completed three acquisitions.
With respect to divestitures, CRH realized proceeds from divestitures and disposals of long-lived assets of $0.1 billion, compared with $0.7 billion in the first quarter of the prior year.
Outlook
Due to the localized nature of our operations, we do not expect a material direct impact from recent changes in global trade policies on our business. Notwithstanding the current macroeconomic uncertainty, the outlook for our business remains positive and we reaffirm our financial guidance for 2025. While it is still early in the construction season, we continue to expect positive underlying demand across our key end-use markets in 2025, underpinned by significant public investment in critical infrastructure and continued re-industrialization activity in key non-residential segments. Within the residential sector, the new-build segment is expected to remain subdued, while repair and remodel activity remains resilient. Assuming normal seasonal weather patterns and absent any major dislocations in the political or macroeconomic environment, CRH’s differentiated strategy and leading positions of scale in attractive higher-growth markets, together with our strong and flexible balance sheet, are expected to underpin another year of growth and value creation in 2025.

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
The table below summarizes CRH’s unaudited Condensed Consolidated Statements of Income for the periods indicated.2

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except per share data)

	Three months ended
	March 31
	2025	2024
Total revenues	6,756	6,533
Total cost of revenues	(4,919)	(4,726)
Gross profit	1,837	1,807
Selling, general and administrative expenses	(1,833)	(1,787)
Gain on disposal of long-lived assets	14	8
Operating income	18	28
Interest income	37	43
Interest expense	(181)	(133)
Other nonoperating (expense) income, net	(20)	161
(Loss) income from operations before income tax expense and income from equity method investments	(146)	99
Income tax benefit	58	19
Loss from equity method investments	(10)	(4)
Net (loss) income	(98)	114
Net (income) attributable to redeemable noncontrolling interests	—	(2)
Net loss attributable to noncontrolling interests	4	4
Net (loss) income attributable to CRH	(94)	116
Diluted (loss) earnings per share attributable to CRH	($0.15)	$0.16
Adjusted EBITDA*	495	445

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.2
CRH Form 10-Q 24

Total revenues
Total revenues were $6.8 billion for the three months ended March 31, 2025, an increase of $0.2 billion, or 3%, compared with the first quarter of 2024. This was driven by contributions from acquisitions and strong commercial management which more than offset the impact of divestitures and lower activity levels due to adverse weather in many regions.
For additional discussion on segment revenues, see “Segments” section on pages 26 to 27.
Gross profit
Gross profit for the three months ended March 31, 2025, was $1.8 billion, an increase of $30 million, or 2% from the same period in 2024, reflecting total revenues increase of 3%, while total cost of revenues increased by 4%. The gross profit margin of 27.2% decreased 50bps from 27.7% for the first quarter of the prior year. Total cost of revenues increased primarily as a result of an increase in labor costs of 8% driven by increased headcount from acquisitions and wage inflation, as well as a 22% higher depreciation charges, mainly due to acquisitions.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administration expenses, were $1.8 billion for the three months ended March 31, 2025, an increase of $46 million, or 3%, from the comparable 2024 period. This increase was primarily due to labor cost increases of 9% as a result of increased headcount from acquisitions and wage inflation.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets was $14 million for the three months ended March 31, 2025, an increase of $6 million compared with 2024. The increase mainly related to the disposal of certain land assets.
Interest income
Interest income was $37 million for the three months ended March 31, 2025, a decrease of $6 million from the comparable period in 2024, primarily due to lower cash deposits.
Interest expense
Interest expense was $181 million for the three months ended March 31, 2025, an increase of $48 million from the comparable period in 2024. The increase was primarily due to higher gross debt balances.
Other nonoperating (expense) income, net
Other nonoperating (expense) income, net, was an expense of ($20) million for the three months ended March 31, 2025, compared with an income of $161 million in the comparable period for 2024. Other nonoperating (expense) income, net, includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The reduction versus prior year primarily related to the non-recurrence of the gain on the divestiture of the European Lime operations and unrealized gains on certain investments.
Income tax
For the three months ended March 31, 2025, the Company had an income tax benefit of $58 million, compared to $19 million for the comparable period in 2024. The effective tax rate was 40% for the first quarter in 2025 compared with an effective tax rate of (19%) for the first quarter in 2024. The movement in the effective tax rate is mainly driven by the inclusion in Q1 2024 of the largely tax-exempt divestiture of phases one and two of the European Lime operations and an increase in the tax deduction for share-based compensation, which has proportionately increased the tax benefit in Q1 2025.
Loss from equity method investments
For the three months ended March 31, 2025, a loss of $10 million was recorded in equity method investments, a decrease of $6 million from the comparable period in 2024.
Net (loss) income
Net loss was ($98) million for the three months ended March 31, 2025, a decrease of $212 million from the comparable period in 2024, with a positive underlying operating performance offset by the non-recurrence of gains on prior year divestitures.
Net (loss) income attributable to CRH and (loss) earnings per share
Net loss attributable to CRH was ($94) million for the three months ended March 31, 2025, a decrease of $210 million from the comparable period in 2024. Diluted loss per share for the three months ended March 31, 2025, was ($0.15), compared with a diluted earnings per share of $0.16 for the three months ended March 31, 2024.

CRH Form 10-Q 25

Segments
CRH is organized through three reportable segments across two Divisions. CRH’s Americas Division comprises two segments: Americas Materials Solutions and Americas Building Solutions; and CRH’s International Division comprises the other segment.
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
The Company’s measure of segment profit is Adjusted EBITDA, which is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures and investments, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.

Americas Materials Solutions

		Analysis of Change
in $ millions	Three months ended March 31, 2024	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2025	% change
Total revenues	2,202	(10)	+144	(16)	(77)	2,243	+2%
Adjusted EBITDA	15	-	+10	+6	+28	59	+293%
Adjusted EBITDA margin	0.7%					2.6%
Americas Materials Solutions’ total revenues were 2% ahead of the first quarter of 2024, as pricing progress and contributions from acquisitions more than offset weather-impacted volumes in many regions.
In Essential Materials, total revenues decreased by 3% due to lower volumes in most regions. Prices in aggregates and cement were ahead by 8% and 4%, respectively. Aggregates volumes declined by 5% while cement volumes declined by 2%, due to adverse weather in certain markets, partly offset by contributions from acquisitions.
In Road Solutions, total revenues increased by 5% led by increased paving activity along with growth in both asphalt and readymixed concrete. Asphalt volumes increased 4% over the prior year while pricing increased by 3%. Readymixed concrete volumes were up 4% over the prior year and pricing increased by 1%. Construction backlogs increased on the prior year, supported by positive momentum in bidding activity.
First quarter Adjusted EBITDA for Americas Materials Solutions was well ahead of the prior year, driven by pricing improvements, disciplined cost management and operational efficiencies. Adjusted EBITDA margin increased by 190bps.

Americas Building Solutions

		Analysis of Change
in $ millions	Three months ended March 31, 2024	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2025	% change
Total revenues	1,693	(4)	+60	(8)	(59)	1,682	(1%)
Adjusted EBITDA	308	–	+15	(1)	(35)	287	(7%)
Adjusted EBITDA margin	18.2%					17.1%
Americas Building Solutions' total revenues were 1% behind the first quarter of 2024, as solid underlying demand in key markets as well as contributions from acquisitions were offset by adverse weather impacts.
In Building & Infrastructure Solutions, total revenues were 4% ahead of Q1 2024, supported by increased volumes in the water and energy markets, along with the positive impact from acquisitions.
In Outdoor Living Solutions, total revenues were 3% behind the prior year period as demand was impacted by adverse weather across certain key markets.
Adjusted EBITDA for Americas Building Solutions was 7% behind the first quarter of 2024 as adverse weather and subdued residential activity impacted results. Adjusted EBITDA margin was 110bps behind the prior year period.

CRH Form 10-Q 26

International Solutions

		Analysis of Change
in $ millions	Three months ended March 31, 2024	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2025	% change
Total revenues	2,638	(57)	+370	(67)	(53)	2,831	+7%
Adjusted EBITDA	122	(1)	+29	(16)	+15	149	+22%
Adjusted EBITDA margin	4.6%					5.3%
International Solutions' total revenues were 7% ahead of the first quarter of 2024 supported by continued pricing progress and good contributions from acquisitions which offset the impact of adverse weather and lower activity in certain geographies.
In Essential Materials, total revenues were 7% ahead of the comparable period in 2024 as positive pricing and contributions from acquisitions offset lower weather-impacted activity in some regions and the divestiture of the European Lime operations. Overall aggregates and cement volumes were 9% and 11% ahead of the comparable period in 2024, with pricing 5% and 2% ahead, respectively, benefiting from contributions from the Adbri acquisition.
In Road Solutions, total revenues were 11% ahead of the comparable period in 2024, with volumes and prices in readymixed concrete ahead of 2024 by 22% and 9%, respectively, benefiting from higher activity levels in a number of European countries, and contributions from the Adbri acquisition. Asphalt volumes declined by 4% as a result of lower activity in the United Kingdom and Ireland, while asphalt pricing declined 1% compared to the prior year.
Within Building & Infrastructure Solutions and Outdoor Living Solutions, total revenues were 1% ahead of the comparable period in 2024 supported by contributions from acquisitions.
Adjusted EBITDA in International Solutions was 22% ahead of the first quarter of 2024, primarily driven by increased pricing, operational efficiencies and contributions from acquisitions. Adjusted EBITDA margin increased by 70bps compared to the prior year.

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
Adjusted EBITDA: Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures and investments, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component. It is quoted by management in conjunction with other GAAP and non-GAAP financial measures to aid investors in their analysis of the performance of the Company. Adjusted EBITDA by segment is monitored by management in order to allocate resources between segments and to assess performance. Adjusted EBITDA margin is calculated by expressing Adjusted EBITDA as a percentage of total revenues.
Reconciliation to its nearest GAAP measure is presented below:

	Three months ended
	March 31
in $ millions	2025	2024
Net (loss) income	(98)	114
Loss from equity method investments	10	4
Income tax benefit	(58)	(19)
Loss (gain) on divestitures and investments (i)	26	(160)
Pension income excluding current service cost component (i)	(4)	(1)
Other interest, net (i)	(2)	—
Interest expense	181	133
Interest income	(37)	(43)
Depreciation, depletion and amortization	477	397
Substantial acquisition-related costs (ii)	–	20
Adjusted EBITDA	495	445

Total revenues	6,756	6,533
Net (loss) income margin	(1.5%)	1.7%
Adjusted EBITDA margin	7.3%	6.8%

(i) Loss (gain) on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating (expense) income, net in the Condensed Consolidated Statements of Income.
(ii) Represents expenses associated with non-routine substantial acquisitions, which meet the criteria for being separately reported in Note 3 “Acquisitions” of the unaudited financial statements. Expenses in the first quarter of 2024 primarily include legal and consulting expenses related to these non-routine substantial acquisitions.
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
Reconciliation to its nearest GAAP measure is presented below:

	March 31	December 31	March 31
in $ millions	2025	2024	2024
Short and long-term debt	(15,671)	(13,968)	(12,672)
Cash and cash equivalents (i)	3,352	3,720	3,309
Finance lease liabilities	(336)	(257)	(145)
Derivative financial instruments (net)	(31)	(27)	(92)
Net Debt	(12,686)	(10,532)	(9,600)

(i) Cash and cash equivalents include cash and cash equivalents reclassified as held for sale of $1 million at March 31, 2024.

CRH Form 10-Q 28

Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total spend on acquisitions and investments of $0.6 billion in the three months ended March 31, 2025, compared with $2.2 billion for the same period in 2024. Acquisitions completed in 2024 and the first quarter of 2025 contributed incremental total revenues of $0.6 billion and Adjusted EBITDA of $0.1 billion for the three months ended March 31, 2025. Cash proceeds from divestitures and disposals of long-lived assets amounted to $0.1 billion for the three months ended March 31, 2025, compared with $0.7 billion for the three months ended March 31, 2024. The total revenues impact of divestitures was a negative $0.1 billion and the impact at an Adjusted EBITDA level was a negative $11 million for the three months ended March 31, 2025.
The U.S. Dollar strengthened against most major currencies during the three months ended March 31, 2025, from the comparable period in 2024, resulting in an overall negative currency exchange impact.
Because of the impact of acquisitions, divestitures, currency exchange translation and other non-recurring items on reported results each reporting period, CRH uses organic revenue and organic Adjusted EBITDA as additional performance indicators to assess performance of pre-existing (also referred to as underlying, like-for-like or ongoing) operations each reporting period.
Organic revenue and organic Adjusted EBITDA are arrived at by excluding the incremental revenue and Adjusted EBITDA contributions from current and prior year acquisitions and divestitures, the impact of currency exchange translation, and the impact of any one-off items. In Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on pages 26 to 27, changes in organic revenue and organic Adjusted EBITDA are presented as additional measures of revenue and Adjusted EBITDA to provide a greater understanding of the performance of the Company. Organic change % is calculated by expressing the organic movement as a percentage of the prior year reporting period (adjusted for currency exchange effects). A reconciliation of the changes in organic revenue and organic Adjusted EBITDA to the changes in total revenues and Adjusted EBITDA by segment is presented with the discussion within each segment’s performance in tables contained in the segment discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 23.
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
Total short and long-term debt was $15.7 billion at March 31, 2025, compared to $14.0 billion at December 31, 2024, and $12.7 billion at March 31, 2024. In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1.25 billion 5.125% Senior Notes due 2030, $1.25 billion 5.500% Senior Notes due 2035, and $0.5 billion 5.875% Senior Notes due 2055. In the three months ended March 31, 2025, a net $1.5 billion of commercial paper was repaid across the U.S. Dollar and Euro Commercial Paper Programs. Net Debt* at March 31, 2025, was $12.7 billion, compared to $10.5 billion at December 31, 2024, and $9.6 billion at March 31, 2024. The increase in Net Debt*3compared to December 31, 2024, reflects the seasonal net cash outflow from operating activities, acquisitions, cash returns to shareholders through continued share buybacks, as well as the purchase of property, plant and equipment.
CRH continued its ongoing share buyback program in the first three months of 2025 repurchasing approximately 3.2 million Ordinary Shares for a total consideration of $0.3 billion and the Company is commencing an additional $0.3 billion tranche to be completed no later than August 5, 2025.
At March 31, 2025, CRH had cash and cash equivalents and restricted cash of $3.4 billion, compared to $3.8 billion at December 31, 2024, and $3.3 billion at March 31, 2024. Total lease liabilities were $1.7 billion, compared to $1.6 billion at December 31, 2024, and $1.5 billion at March 31, 2024.
At March 31, 2025, CRH had $3.9 billion of undrawn committed facilities, $3.8 billion of which was available until May 2029. During April 2025, the Company completed a second one-year extension option on the undrawn committed facilities extending the maturity date to May 2030. At March 31, 2025, the weighted average maturity of the term debt (net of cash and cash equivalents) was 8.6 years.
Other than items updated in this Quarterly Report, CRH's financial condition and the nature and composition of the Company’s material cash requirements, which include debt service and related interest payments, operating lease obligations, share repurchase commitments and other purchase obligations arising in the normal course of business, have not materially changed from those disclosed in the 2024 Form 10-K.
Cash flows

Cash flows from operating activities

	Three months ended
	March 31
in $ millions	2025	2024
Net cash used in operating activities	(659)	(712)
The seasonal impact on the Company’s operations disproportionately negatively impacts the quarterly operating cash flow results when compared with the full year. Net cash used in operating activities was $659 million for the three months ended March 31, 2025, a decrease of $53 million, compared to the same period in 2024. The decrease in net cash used in operating activities was primarily due to lower working capital investments and improved operating performance.

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.3
CRH Form 10-Q 29

Cash flows from investing activities

	Three months ended
	March 31
in $ millions	2025	2024
Net cash used in investing activities	(964)	(2,096)
Net cash used in investing activities was $1.0 billion for the three months ended March 31, 2025, compared to $2.1 billion in the same period for 2024, a decrease of $1.1 billion. During the three months ended March 31, 2025, the Company invested $0.6 billion in acquisitions, a decrease of $1.6 billion on the same period in 2024. Capital expenditure totaled $0.6 billion in the first three months of 2025, resulting in an increased outflow of $0.1 billion versus the comparable prior year period. These outflows were partially offset by $0.2 billion proceeds from divestitures and disposals of long-lived assets and other investing activities, compared to $0.6 billion in the prior year.

Cash flows from financing activities

	Three months ended
	March 31
in $ millions	2025	2024
Net cash provided by (used in) financing activities	1,141	(176)
Net cash provided by financing activities was $1.1 billion for the three months ended March 31, 2025, compared to $0.2 billion net cash used in financing activities in the same period in the prior year. Proceeds from debt issuances were $3.0 billion, which was primarily related to the issuance of $3.0 billion in new senior notes in January 2025, an increase of $1.2 billion on the same period in 2024. Payments on debt in the first three months of 2025 were $1.5 billion, being the repayment of amounts issued under the Company’s commercial paper programs. This compared with a repayment of $0.7 billion in the prior year comparable period, which related to the repayment of a euro-denominated bond on maturity in January 2024. Dividends paid for the first three months of 2025 were $nil billion compared to $0.8 billion in the same period in the prior year. A second interim dividend for 2023 was paid in Q1 2024 which was not repeated in Q1 2025 as the Company moved to quarterly dividends in 2024. Outflows related to the purchases of common stock were $0.3 billion in the first three months of 2025 compared to $0.6 billion for the same period in 2024.
Debt Facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (available in the Investors section on www.crh.com).
At March 31, 2025, we expect maturities for the next three quarters as follows:
2025 Debt Maturities

Second Quarter	$1.4 billion
Third Quarter	-
Fourth Quarter	-

Unsecured Senior Notes
The main sources of Company debt funding are public bond markets in North America and Europe. See Note 8 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding our debt obligations. In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1.25 billion 5.125% Senior Notes due 2030, $1.25 billion 5.500% Senior Notes due 2035, and $0.5 billion 5.875% Senior Notes due 2055.
Bank credit facilities
The Company manages its borrowing ability by entering into committed borrowing agreements. The Company has a multi-currency RCF, dated May 2023, which is made available from a syndicate of lenders, consisting of a €3.5 billion unsecured, revolving loan facility. During April 2025, the Company completed a one-year extension option on the undrawn committed facilities extending the maturity date to May 11, 2030. See Note 8 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding the RCF. At March 31, 2025, the RCF was undrawn. In December 2024, the Company entered into a new $750 million two-year fixed rate term loan facility which was fully drawn.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $14.8 billion in respect of loans and borrowings, bank advances and derivative obligations, and $0.5 billion in respect of letters of credit due within one year at March 31, 2025.
Commercial Paper Programs
As at March 31, 2025, the Company had a $4.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program available. Commercial paper borrowings bear interest at rates determined at the time of borrowing. As at March 31, 2025, there was $0.1 billion of outstanding issued notes under the U.S. Dollar Commercial Paper Program and-no outstanding issued notes under the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity.
Off-Balance Sheet Arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

CRH Form 10-Q 30

Debt Ratings14
Our debt ratings and outlooks at March 31, 2025, were:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable

Contractual Obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations, deferred and contingent acquisition consideration and pension scheme contribution commitments at March 31, 2025, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	15,748	1,473	3,428	4,152	6,695
Lease liabilities (ii)	2,108	341	571	336	860
Estimated interest payments on contractually committed debt (iii)	5,425	634	1,107	865	2,819
Deferred and contingent acquisition consideration	48	34	10	3	1
Purchase obligations (iv)	2,327	1,440	540	140	207
Retirement benefit obligation commitments (v)	18	3	6	4	5
Total (vi)	25,674	3,925	5,662	5,500	10,587
(i)      Of the $15.7 billion short and long-term debt, $0.5 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
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

Supplemental Guarantor Information
Guarantor Financial Information
As of March 31, 2025, CRH plc (the 'Guarantor') has fully and unconditionally guaranteed: (1) $750 million of 5.200% Senior Notes due 2029 (the '5.200% Notes') and $1,250 million of 5.125% Senior Notes due 2030 (the '5.125% Notes'), each issued by CRH SMW Finance Designated Activity Company (‘SMW Finance’); (2) $300 million of 6.400% Senior Notes due 2033(i) (the '6.400% Notes') issued by CRH America, Inc. (‘CRH America’); and (3) $750 million of 5.400% Senior Notes due 2034 (the '5.400% Notes'), $1,250 million of 5.500% Senior Notes due 2035 (the '5.500% Notes') and $500 million of 5.875% Senior Notes due 2055 (the '5.875% Notes'), each issued by CRH America Finance, Inc. (‘America Finance’). Together, the 5.200% Notes, the 5.125% Notes, the 6.400% Notes, the 5.400% Notes, the 5.500% Notes and the 5.875% Notes are referred to in this Supplemental Guarantor Information as the 'Notes', and together, SMW Finance, CRH America and CRH America Finance are referred to in this Supplemental Guarantor Information as the 'Issuers').
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

1A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.4
CRH Form 10-Q 31

Basis of Presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of March 31, 2025 and as of December 31, 2024 and the Income Statement for the three months ended March 31, 2025, and for the year ended December 31, 2024 of CRH America and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information overleaf. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
The summarized Income Statement information is as follows:

in $ millions	For the three months ended March 31, 2025	For the year ended December 31, 2024
Income from operations before income tax benefit and income from equity method investments (i)	1,485	1,051
- of which relates to transactions with non-obligor subsidiaries	1,371	1,183
Net income – all of which is attributable to equity holders of the Company	1,485	1,050
- of which relates to transactions with non-obligor subsidiaries	1,371	1,183
(i) Revenues and gross profit for the Obligor Group for the three months ended March 31, 2025 and for the year ended December 31, 2024 amounted to $nil million and $nil million, respectively.

The summarized Balance Sheet information is as follows:
	March 31, 2025	December 31, 2024
Current assets	585	610
Current assets – of which is due from non-obligor subsidiaries	523	307
Noncurrent assets	3,701	3,446
Noncurrent assets – of which is due from non-obligor subsidiaries	3,701	3,446
Current liabilities	3,413	4,145
Current liabilities – of which is due to non-obligor subsidiaries	2,132	2,890
Noncurrent liabilities	744	758

Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2025, to our critical accounting policies and/or estimates disclosed in our 2024 Form 10-K.

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

CRH Form 10-Q 32

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at March 31, 2025.
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
At March 31, 2025, of total debt including overdrafts, finance leases and the impact of derivatives, the Company had fixed rate debt of $13.9 billion and floating rate debt of $2.1 billion, representing 87% and 13% respectively. The equivalent figures as at December 31, 2024, were fixed rate debt of $10.8 billion and floating rate debt of $3.5 billion, representing 76% and 24% respectively, and as at March 31, 2024, fixed rate debt of $8.3 billion and floating rate debt of $4.6 billion, representing 65% and 35% respectively. The Company’s interest rate swaps at March 31, 2025 whereby the Company swaps from fixed interest rates to floating interest rates, were $1.4 billion, compared to $1.4 billion as at December 31, 2024 and $1.4 billion as at March 31, 2024. The Company’s interest rate swaps at March 31, 2025 whereby the Company swaps from floating interest rates to fixed interest rates, were $nil billion, compared to $0.2 billion as at December 31, 2024 and $nil billion as at March 31, 2024. Cash and cash equivalents and restricted cash at March 31, 2025, were $3.4 billion, compared to $3.8 billion at December 31, 2024 and $3.3 billion at March 31, 2024, which was all held on short-term deposits and investments.
Sensitivity to interest rate moves
At March 31, 2025, the before-tax earnings and cash flows impact of a 100bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $12 million favorable ($2 million favorable at December 31, 2024 and $13 million unfavorable at March 31, 2024).
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
Where economically feasible, the Company maintains Net Debt*5in the same relative ratio as capital employed to act as an economic hedge of the underlying currency assets. Where it is not feasible to do so, the Company may enter into foreign exchange forward contracts to hedge a portion of the net investment against the effect of exchange rate fluctuations. These transactions are designated as net investment hedges.
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $3.4 billion at March 31, 2025, compared to $4.6 billion at December 31, 2024 and $4.5 billion at March 31, 2024.
Holding all other variables constant, if there was a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding at March 31, 2025, would increase by approximately $24 million, which would be largely offset by a gain on the foreign currency fluctuation of the underlying exposure being hedged. In comparison, the fair market value of foreign currency contracts outstanding at December 31, 2024 would decrease by approximately $86 million and at March 31, 2024, would decrease by approximately $135 million, largely offset by a loss on the underlying exposure being hedged.
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

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.5
CRH Form 10-Q 33

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
In designing and evaluating our disclosure controls and procedures, management, including the Chief Executive Officer and the Chief Financial Officer, recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in 'Item 1A. Risk Factors' of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each month of the first quarter of fiscal year 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2025	866,384	$96.50	866,384	47,716,903
February 1 – February 28, 2025	865,567	$102.85	865,567	46,979,022
March 1 – March 31, 2025	1,427,983	$95.89	1,427,983	43,444,331
Total	3,159,934		3,159,934
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In the first quarter of 2025, the Company returned a further $0.3 billion of cash to shareholders through the repurchase of 3,159,934 Ordinary Shares (equivalent to 0.5% of the Company’s issued share capital). This brought total cash returned to shareholders under the Program to $8.7 billion since its commencement in May 2018. The purchases in the first quarter of 2025 were completed under the following tranches:

Date Announced		Max Amount to be Repurchased (in $ millions)	Expiry Date
November 7, 2024	(Tranche 23)	300	February 26, 2025
February 26, 2025	(Tranche 24)	300	May 2, 2025

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CRH Form 10-Q 35

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.
Exhibits

3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 99.1 to the current report on Form 6-K furnished September 25, 2023).
4.11
Officer’s Certificate of CRH America Finance, Inc. and CRH plc pursuant to Sections 102 and 301 of the Indenture, dated January 9, 2025, setting forth the terms of (i) the 5.500% Guaranteed Notes due 2035 and (ii) the 5.875% Guaranteed Notes due 2055 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed January 10, 2025).

4.12
Officer’s Certificate of CRH SMW Finance DAC and CRH plc pursuant to Sections 102 and 301 of the Indenture, dated January 9, 2025, setting forth the terms of the 5.125% Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed January 10, 2025).

4.13	Form of 5.500% Guaranteed Notes due 2035 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed January 10, 2025).
4.14	Form of 5.875% Guaranteed Notes due 2055 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed January 10, 2025).
4.15	Form of 5.125% Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed January 10, 2025).
10.32*^	Employment Agreement by and between CRH Americas, Inc. and Nancy Buese, dated April 11, 2025
22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
101	Inline eXtensible Business Reporting Language (XBRL).
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
*	Management compensation plan or arrangement.
**	Furnished herewith.
^	Certain information in this document has been redacted pursuant to Item 601(a)(6) of Regulation S-K because the disclosure of such information would constitute a clearly unwarranted invasion of personal privacy.
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

CRH public limited company (Registrant)
By /s/ Alan Connolly
Alan Connolly
Interim Chief Financial Officer
May 5, 2025

CRH Form 10-Q 37