Form 10-Q
period 2025-06-30
CRH PUBLIC LTD CO
filed 2025-08-06
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
☐ Yes      ☒ No
As of July 23, 2025, the number of outstanding Ordinary Shares was 672,659,283 (excluding Treasury stock of 38,314,040 shares).

CERTAIN TERMS
Except as otherwise specified or the context otherwise requires, references to 'CRH', the 'Company','we', 'us' or 'our' refer to CRH plc (together with its consolidated subsidiaries), and references to years indicate our fiscal year ended December 31 of the respective year.
References to the '2024 Form 10-K' are to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025. References to this 'Quarterly Report' are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025. All references to the 'Condensed Consolidated Financial Statements' are to Part I, Item 1 of this Quarterly Report. All references to the ‘same period in 2024’ refer to either the three months ended June 30, 2024, or the six months ended June 30, 2024, as applicable, unless otherwise indicated.
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
In particular, the following, among other statements, are all forward looking in nature: plans and expectations regarding drivers of CRH’s performance in 2025 and the future, demand outlook, macroeconomic trends in CRH’s markets, government funding initiatives and manufacturing trends (including public investment in construction and re-industrialization activity), pricing trends, costs and weather patterns; plans and expectations regarding business strategy and cash returns for shareholders, including expectations regarding dividends and share buybacks; plans and expectations regarding CRH’s financial capacity, including our ability to fund acquisitions and meet working capital needs, capital expenditures, contractual obligations, dividends, share repurchases, upcoming debt maturities and other liquidity requirements; plans and expectations regarding the expansion of our operations and the timing and benefits of our acquisitions and divestitures; statements regarding the consummation (including timing thereof), expectations and benefits of the pending acquisition of Eco Material; statements regarding CRH's ability to meet growing demand for cementitious products to modernize North America's infrastructure and statements regarding the impact of CRH's approach on safety and sustainability.
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

CRH Form 10-Q 2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except share and per share data)

	Three months ended		Six months ended
	June 30		June 30
	2025	2024	2025	2024
Product revenues	7,919	7,308	13,531	12,676
Service revenues	2,287	2,346	3,431	3,511
Total revenues	10,206	9,654	16,962	16,187
Cost of product revenues	(4,083)	(3,759)	(7,909)	(7,336)
Cost of service revenues	(2,097)	(2,220)	(3,190)	(3,369)
Total cost of revenues	(6,180)	(5,979)	(11,099)	(10,705)
Gross profit	4,026	3,675	5,863	5,482
Selling, general and administrative expenses	(2,120)	(1,948)	(3,953)	(3,735)
Gain on disposal of long-lived assets	29	102	43	110
Operating income	1,935	1,829	1,953	1,857
Interest income	30	36	67	79
Interest expense	(200)	(155)	(381)	(288)
Other nonoperating (expense) income, net	(9)	23	(29)	184
Income from operations before income tax expense and income from equity method investments	1,756	1,733	1,610	1,832
Income tax expense	(425)	(430)	(367)	(411)
Income (loss) from equity method investments	1	6	(9)	2
Net income	1,332	1,309	1,234	1,423
Net (income) attributable to redeemable noncontrolling interests	(8)	(10)	(8)	(12)
Net (income) loss attributable to noncontrolling interests	(5)	(2)	(1)	2
Net income attributable to CRH	1,319	1,297	1,225	1,413

Earnings per share attributable to CRH
Basic	$1.95	$1.89	$1.79	$2.05
Diluted	$1.94	$1.88	$1.78	$2.03

Weighted average common shares outstanding
Basic	674.8	685.5	675.8	686.6
Diluted	677.7	688.8	679.9	691.1
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in $ millions)

	Three months ended		Six months ended
	June 30		June 30
	2025	2024	2025	2024
Net income	1,332	1,309	1,234	1,423
Other comprehensive income (loss), net of tax:
Currency translation adjustment	511	(49)	749	(197)
Net change in fair value of effective portion of cash flow hedges, net of tax of $3 million and $(4) million for the three months ended June 30, 2025, and June 30, 2024, respectively; and $5 million and $2 million for the six months ended June 30, 2025, and June 30, 2024, respectively	(10)	19	(33)	(18)
Actuarial (losses) gains and prior service (costs) credits for pension and other postretirement plans, net of tax of $nil million and $nil million for the three months ended June 30, 2025, and June 30, 2024, respectively; and $1 million and $1 million for the six months ended June 30, 2025, and June 30, 2024, respectively	(9)	2	(16)	(1)
Other comprehensive income (loss)	492	(28)	700	(216)
Comprehensive income	1,824	1,281	1,934	1,207
Comprehensive (income) attributable to redeemable noncontrolling interests	(8)	(10)	(8)	(12)
Comprehensive (income) loss attributable to noncontrolling interests	(36)	10	(41)	21
Comprehensive income attributable to CRH	1,780	1,281	1,885	1,216
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 4

Condensed Consolidated Balance Sheets (Unaudited)
(in $ millions, except share data)

	June 30	December 31	June 30
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	2,876	3,720	3,066
Restricted cash	–	39	869
Accounts receivable, net	6,490	4,820	5,893
Inventories	5,051	4,755	4,514
Assets held for sale	–	–	67
Other current assets	734	749	704
Total current assets	15,151	14,083	15,113
Property, plant and equipment, net	23,017	21,452	19,235
Equity method investments	712	737	484
Goodwill	11,673	11,061	10,251
Intangible assets, net	1,239	1,211	1,086
Operating lease right-of-use assets, net	1,295	1,274	1,279
Other noncurrent assets	897	795	657
Total assets	53,984	50,613	48,105

Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	3,303	3,207	3,363
Accrued expenses	2,266	2,248	2,272
Current portion of long-term debt	1,171	2,999	3,218
Operating lease liabilities	247	265	259
Liabilities held for sale	–	–	14
Other current liabilities	1,697	1,577	1,422
Total current liabilities	8,684	10,296	10,548
Long-term debt	14,642	10,969	9,900
Deferred income tax liabilities	3,202	3,105	2,914
Noncurrent operating lease liabilities	1,096	1,074	1,114
Other noncurrent liabilities	2,730	2,319	2,178
Total liabilities	30,354	27,763	26,654
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	389	384	335
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of June 30, 2025, December 31, 2024, and June 30, 2024	1	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 711,792,599, 718,647,277 and 725,113,896 issued and outstanding, as of June 30, 2025, December 31, 2024, and June 30, 2024 respectively	288	290	292
Treasury stock, at cost (38,589,802, 41,355,384 and 41,540,247 shares as of June 30, 2025, December 31, 2024, and June 30, 2024 respectively)	(2,028)	(2,137)	(2,143)
Additional paid-in capital	323	422	359
Accumulated other comprehensive loss	(345)	(1,005)	(813)
Retained earnings	24,106	24,036	23,030
Total shareholders’ equity attributable to CRH shareholders	22,345	21,607	20,726
Noncontrolling interests	896	859	390
Total equity	23,241	22,466	21,116
Total liabilities, redeemable noncontrolling interests and equity	53,984	50,613	48,105
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 5

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Six months ended
	June 30
	2025	2024
Cash Flows from Operating Activities:
Net income	1,234	1,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,005	821
Share-based compensation	66	63
Gains on disposals from businesses and long-lived assets, net	(12)	(248)
Deferred tax expense	5	197
Loss (income) from equity method investments	9	(2)
Pension and other postretirement benefits net periodic benefit cost	12	18
Non-cash operating lease costs	134	151
Other items, net	2	(16)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(1,397)	(1,371)
Inventories	(107)	(175)
Accounts payable	(58)	232
Operating lease liabilities	(153)	(151)
Other assets	(250)	(107)
Other liabilities	249	(39)
Pension and other postretirement benefits contributions	(20)	(23)
Net cash provided by operating activities	719	773

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,300)	(1,130)
Acquisitions, net of cash acquired	(648)	(2,522)
Proceeds from divestitures	37	978
Proceeds from disposal of long-lived assets	65	118
Dividends received from equity method investments	13	15
Settlements of derivatives	(33)	(3)
Deferred divestiture consideration received	38	55
Other investing activities, net	33	(128)
Net cash used in investing activities	(1,795)	(2,617)

CRH Form 10-Q 6

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Six months ended
	June 30
	2025	2024
Cash Flows from Financing Activities:
Proceeds from debt issuances	4,542	3,370
Payments on debt	(3,352)	(1,691)
Settlements of derivatives	77	(3)
Payments of finance lease obligations	(46)	(21)
Deferred and contingent acquisition consideration paid	(13)	(10)
Dividends paid	(500)	(1,231)
Distributions to noncontrolling and redeemable noncontrolling interests	(22)	(22)
Transactions involving noncontrolling interests	2	–
Repurchases of common stock	(644)	(907)
Amounts related to employee share plans	(56)	–
Net cash used in financing activities	(12)	(515)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	205	(85)
Decrease in cash and cash equivalents, including restricted cash	(883)	(2,444)
Cash and cash equivalents and restricted cash at the beginning of period	3,759	6,390
Cash and cash equivalents and restricted cash at the end of period	2,876	3,946

Supplemental cash flow information:
Cash paid for interest (including finance leases)	251	216
Cash paid for income taxes	304	304

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents presented in the Condensed Consolidated Balance Sheets	2,876	3,066
Cash and cash equivalents included in Assets held for sale	–	11
Restricted cash presented in the Condensed Consolidated Balance Sheets	–	869
Total cash and cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows	2,876	3,946
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 7

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	0.9	$1	715.4	$289	(38.9)	($2,038)	$298	($806)	$23,375	$21,119	$859	$21,978
Net income	–	–	–	–	–	–	–	–	1,319	1,319	5	1,324
Other comprehensive income	–	–	–	–	–	–	–	461	–	461	31	492
Share-based compensation	–	–	–	–	–	–	34	–	–	34	–	34
Repurchases and retirement of common stock	–	–	(3.7)	(1)	–	–	–	–	(333)	(334)	–	(334)
Shares issued under employee share plans	–	–	–	–	0.3	10	(9)	–	–	1	–	1
Dividends declared on common stock	–	–	–	–	–	–	–	–	(249)	(249)	–	(249)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(1)	(1)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	2	2
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(6)	(6)	–	(6)
Balance at June 30, 2025	0.9	$1	711.7	$288	(38.6)	($2,028)	$323	($345)	$24,106	$22,345	$896	$23,241
For the three months ended June 30, 2025, dividends declared on Common stock were $0.37 per common share.

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	0.9	$1	718.6	$290	(41.4)	($2,137)	$422	($1,005)	$24,036	$21,607	$859	$22,466
Net income	–	–	–	–	–	–	–	–	1,225	1,225	1	1,226
Other comprehensive income	–	–	–	–	–	–	–	660	–	660	40	700
Share-based compensation	–	–	–	–	–	–	66	–	–	66	–	66
Repurchases and retirement of common stock	–	–	(6.9)	(2)	–	–	–	–	(642)	(644)	–	(644)
Shares issued under employee share plans	–	–	–	–	2.8	109	(165)	–	–	(56)	–	(56)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(500)	(500)	–	(500)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(6)	(6)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	2	2
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(13)	(13)	–	(13)
Balance at June 30, 2025	0.9	$1	711.7	$288	(38.6)	($2,028)	$323	($345)	$24,106	$22,345	$896	$23,241

For the six months ended June 30, 2025, dividends declared on Common stock were $0.74 per common share.

CRH Form 10-Q 8

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	0.9	$1	729.5	$294	(41.9)	($2,166)	$337	($797)	$22,346	$20,015	$401	$20,416
Net income	–	–	–	–	–	–	–	–	1,297	1,297	2	1,299
Other comprehensive loss	–	–	–	–	–	–	–	(16)	–	(16)	(12)	(28)
Share-based compensation	–	–	–	–	–	–	33	–	–	33	–	33
Repurchases and retirement of common stock	–	–	(4.4)	(2)	–	–	–	–	(346)	(348)	–	(348)
Shares issued under employee share plans	–	–	–	–	0.4	23	(11)	–	(24)	(12)	–	(12)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(240)	(240)	–	(240)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(1)	(1)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(3)	(3)	–	(3)
Balance at June 30, 2024	0.9	$1	725.1	$292	(41.5)	($2,143)	$359	($813)	$23,030	$20,726	$390	$21,116
For the three months ended June 30, 2024, dividends declared on common stock were $0.35 per common share.

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
Net income (loss)	–	–	–	–	–	–	–	–	1,413	1,413	(2)	1,411
Other comprehensive loss	–	–	–	–	–	–	–	(197)	–	(197)	(19)	(216)
Share-based compensation	–	–	–	–	–	–	63	–	–	63	–	63
Repurchases of common stock	–	–	–	–	(2.6)	(179)	–	–	–	(179)	–	(179)
Repurchases and retirement of common stock	–	–	(9.4)	(4)	–	–	–	–	(724)	(728)	–	(728)
Shares issued under employee share plans	–	–	–	–	3.5	235	(158)	–	(89)	(12)	–	(12)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(481)	(481)	–	(481)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(5)	(5)
Divestiture of noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(18)	(18)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(7)	(7)	–	(7)
Balance at June 30, 2024	0.9	$1	725.1	$292	(41.5)	($2,143)	$359	($813)	$23,030	$20,726	$390	$21,116
For the six months ended June 30, 2024, dividends declared on Common stock were $0.70 per common share.

The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 9

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of significant accounting policies
1.1. Description of business
CRH operates in the building materials industry, providing essential materials and services for construction projects across its Americas and International footprint. The Company is a major producer of aggregates, cement, readymixed concrete, asphalt, precast concrete and outdoor living products and is a supplier of paving and construction services, providing solutions to a wide range of customers, including Federal and local authorities, general contractors, and the commercial and residential markets. CRH is one of the largest suppliers of building materials globally.
1.2. Basis of presentation and use of estimates
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited Consolidated Financial Statements and related notes thereto included in the Company’s 2024 Form 10-K. In the opinion of our management, these statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods and at the dates presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2024 Form 10-K.
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
1.3. Cash and cash equivalents and restricted cash
The Company had restricted cash of $6 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively, included within Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The Company is restricted from utilizing the cash for purposes other than with government approval as it is linked to the awarding of government licenses for quarrying.
Restricted cash of $39 million and $869 million as separately presented in the Condensed Consolidated Balance Sheets at December 31, 2024, and June 30, 2024, respectively, consists of amounts held in escrow which at December 31, 2024 were primarily designated for exchange of assets under Section 1031 of the U.S. Internal Revenue Code of 1986, as amended and at June 30, 2024 were primarily related to amounts payable for the acquisition of Adbri Ltd (Adbri).
1.4. New accounting standards
Refer to Note 1.25 in the 2024 Form 10-K for impacts of new accounting standards. There were no material impacts from the adoption of new accounting standards for the six months ended June 30, 2025.
CRH Form 10-Q 10

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
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	Three months ended June 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	1,365	–	1,376	2,741
Road Solutions (i)	3,144	–	1,392	4,536
Building & Infrastructure Solutions (ii)	–	697	585	1,282
Outdoor Living Solutions	–	1,462	185	1,647
Total revenues	4,509	2,159	3,538	10,206

	Three months ended June 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	1,312	–	1,207	2,519
Road Solutions (i)	3,094	–	1,197	4,291
Building & Infrastructure Solutions (ii)	–	680	528	1,208
Outdoor Living Solutions	–	1,436	200	1,636
Total revenues	4,406	2,116	3,132	9,654

	Six months ended June 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	2,241	–	2,438	4,679
Road Solutions (i)	4,511	–	2,527	7,038
Building & Infrastructure Solutions (ii)	–	1,265	1,091	2,356
Outdoor Living Solutions	–	2,576	313	2,889
Total revenues	6,752	3,841	6,369	16,962

	Six months ended June 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	2,215	–	2,197	4,412
Road Solutions (i)	4,393	–	2,220	6,613
Building & Infrastructure Solutions (ii)	–	1,228	1,021	2,249
Outdoor Living Solutions	–	2,581	332	2,913
Total revenues	6,608	3,809	5,770	16,187

CRH Form 10-Q 11

(i) Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2025	2024	2025	2024
Americas Materials Solutions	1,709	1,736	2,347	2,332
International Solutions	448	453	843	867
Total revenue from contracts with customers	2,157	2,189	3,190	3,199
(ii) Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2025	2024	2025	2024
Americas Building Solutions	14	26	28	49
International Solutions	116	131	213	263
Total revenue from contracts with customers	130	157	241	312
Contract assets were $834 million, $690 million and $887 million and contract liabilities were $396 million, $500 million and $448 million, at June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The Company recognized revenue of $334 million and $339 million for the six months ended June 30, 2025, and June 30, 2024, respectively, which was previously included in the contract liability balance at December 31, 2024, and December 31, 2023, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts at June 30, 2025, December 31, 2024, and June 30, 2024 amounting to $618 million and $216 million, $450 million and $240 million, and $664 million and $223 million, respectively. Unbilled revenue represents the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On June 30, 2025, the Company had $4,046 million of transaction price allocated to remaining performance obligations. The majority of open contracts at June 30, 2025 are expected to close and revenue to be recognized within 12 months of the balance sheet date.
CRH Form 10-Q 12

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
During the six months ended June 30, 2025, the Company completed the acquisition of 13 companies. The total cash consideration for these acquisitions, net of cash acquired, was $648 million. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions at June 30, 2025, including adjustments to provisional fair values in respect of acquisitions completed in the previous twelve months, were:

in $ millions	Total (i)
Identifiable assets acquired and liabilities assumed
Assets
Cash and cash equivalents	6
Accounts receivable, net	46
Inventories	26
Other current assets	5
Property, plant and equipment, net	274
Equity method investments	(48)
Intangible assets, net	37
Operating lease right-of-use assets, net	19
Total assets	365
Liabilities
Accounts payable	31
Accrued expenses	2
Operating lease liabilities	20
Deferred income tax liabilities	(9)
Other liabilities	34
Total liabilities	78
Total identifiable net assets at fair value	287
Goodwill	371
Total consideration	658

Consideration satisfied by:
Cash payments	654
Deferred consideration (stated at net present cost)	4
Total consideration	658

Acquisitions of businesses, net of cash acquired
Cash consideration	654
Less: cash and cash equivalents acquired	(6)
Total outflow in the Condensed Consolidated Statements of Cash Flows	648
(i)    Acquisitions are aggregated on the basis of individual immateriality. The acquisition balance sheet presented in this note reflects the identifiable net assets acquired in respect of acquisitions completed in the six months to 30 June 2025, together with adjustments to provisional fair values in respect of acquisitions completed during the previous twelve months; none of which were material.
As a result of the acquisitions completed through June 30, 2025, including adjustments to provisional values, the Company recognized $37 million of amortizable intangible assets and $371 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in the six months ended June 30, 2025, $324 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of five years.
On July 29, 2025, the Company announced that it had entered into a binding agreement to acquire Eco Material Technologies (‘Eco Material’), a leading supplier of Supplementary Cementitious Materials in North America, headquartered in Utah, for a total consideration of $2.1 billion. The acquisition is expected to close in 2025, subject to regulatory approval and customary closing conditions.

CRH Form 10-Q 13

Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with completed acquisitions. The Company incurred the following acquisition-related costs:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2025	2024	2025	2024
Acquisition-related costs
Substantial acquisition-related (i)	–	2	–	22
Other acquisitions	10	2	15	2
Total acquisition-related costs	10	4	15	24
(i) Represents expenses associated with the non-routine substantial acquisition of a portfolio of cement and readymixed concrete operations and assets in Texas, during the first quarter of 2024.
For the period from acquisition date through June 30, 2025, and June 30, 2024, respectively, acquisitions contributed $134 million and $179 million to Total revenues and a loss of $8 million and $17 million to Net income attributable to CRH, excluding substantial acquisition-related costs that arose in that period and including the effect of interest expense to finance the acquisitions, respectively.
Pro forma results of operations for the current year acquisitions, as if they were combined as of January 1, 2024, have not been presented because they are not material to the Condensed Consolidated Financial Statements.
4. Accounts receivable, net
Accounts receivable, net, were:

	June 30	December 31	June 30
in $ millions	2025	2024	2024
Trade receivables	5,326	3,829	4,788
Construction contract assets	834	690	887
Total accounts receivable	6,160	4,519	5,675
Less: allowance for credit losses	(151)	(140)	(142)
Other current receivables	481	441	360
Total accounts receivable, net	6,490	4,820	5,893
Of the total Accounts receivable, net balances, $62 million, $46 million and $34 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively, were due from equity method investments.

The changes in the allowance for credit losses were:

in $ millions	2025	2024
At January 1	140	149
Charge-offs	(7)	(5)
Provision for credit losses	2	–
Foreign currency translation and other	16	(2)
At June 30	151	142
5. Inventories
Inventories were:

	June 30	December 31	June 30
in $ millions	2025	2024	2024
Raw materials	2,434	2,074	2,158
Work-in-process	270	267	200
Finished goods	2,347	2,414	2,156
Total inventories	5,051	4,755	4,514
CRH Form 10-Q 14

6. Goodwill
The changes in the carrying amount of goodwill were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061
Acquisitions	182	142	47	371
Foreign currency translation adjustment	23	11	210	244
Divestitures	–	–	(3)	(3)
Carrying value, June 30, 2025	6,008	3,223	2,442	11,673

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,989	9,158
Acquisitions	1,426	333	385	2,144
Foreign currency translation adjustment	(40)	(12)	(114)	(166)
Impairment charge for the period	–	–	(72)	(72)
Divestitures	–	(3)	(201)	(204)
Reclassified as held for sale	–	–	201	201
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,989	9,158
Acquisitions	1,120	57	(6)	1,171
Foreign currency translation adjustment	(17)	(6)	(57)	(80)
Divestitures	–	–	(197)	(197)
Reclassified from held for sale	–	–	199	199
Carrying value, June 30, 2024	5,520	2,803	1,928	10,251
There were no charges for goodwill impairment in the six months ended June 30, 2025, and June 30, 2024.

CRH Form 10-Q 15

7. Additional financial information
Other current assets were:

	June 30	December 31	June 30
in $ millions	2025	2024	2024
Prepayments	451	303	343
Income tax recoverable	214	216	140
Other	69	230	221
Total other current assets	734	749	704

Accrued expenses were:

	June 30	December 31	June 30
in $ millions	2025	2024	2024
Accrued payroll and employee benefits	962	1,062	966
Other accruals	1,304	1,186	1,306
Total accrued expenses	2,266	2,248	2,272

Other current liabilities were:

	June 30	December 31	June 30
in $ millions	2025	2024	2024
Construction contract liabilities	396	500	448
Insurance liability	184	185	162
Income tax payable	58	97	26
Other	1,059	795	786
Total other current liabilities	1,697	1,577	1,422

Other noncurrent liabilities were:

	June 30	December 31	June 30
in $ millions	2025	2024	2024
Income tax payable	873	726	712
Asset retirement obligations	348	319	290
Pension liability	238	223	250
Insurance liability	297	269	259
Other	974	782	667
Total other noncurrent liabilities	2,730	2,319	2,178

CRH Form 10-Q 16

8. Debt
Long-term debt was:

		June 30	December 31	June 30
in $ millions	Effective interest rate	2025	2024	2024
Long-term debt
(U.S. Dollar denominated unless otherwise noted)
3.875% Senior Notes due 2025	3.93%	–	1,250	1,250
1.250% euro Senior Notes due 2026	1.25%	879	780	802
3.400% Senior Notes due 2027	3.49%	600	600	600
4.000% euro Senior Notes due 2027	4.13%	586	520	535
3.950% Senior Notes due 2028	4.07%	900	900	900
1.375% euro Senior Notes due 2028	1.42%	703	624	642
5.200% Senior Notes due 2029	5.30%	750	750	750
4.125% Sterling Senior Notes due 2029	4.22%	548	501	506
5.125% Senior Notes due 2030	5.25%	1,250	–	–
1.625% euro Senior Notes due 2030	1.72%	879	780	802
4.000% euro Senior Notes due 2031	4.10%	879	780	802
6.400% Senior Notes due 2033 (i)	6.43%	213	213	213
5.400% Senior Notes due 2034	5.52%	750	750	750
5.500% Senior Notes due 2035	5.57%	1,250	–	–
4.250% euro Senior Notes due 2035	4.38%	879	780	802
5.125% Senior Notes due 2045	5.25%	500	500	500
4.400% Senior Notes due 2047	4.44%	400	400	400
4.500% Senior Notes due 2048	4.63%	600	600	600
5.875% Senior Notes due 2055	5.97%	500	–	–
USD interest bearing loan due 2026	4.96%	750	750	–
PHP interest bearing loan due 2027	5.89%	410	379	386
AUD interest bearing loan due 2029	4.66%	483	478	–
U.S. Dollar Commercial Paper	4.76%	1,002	1,189	1,260
Euro Commercial Paper	–	–	347	498
Other		78	48	33
Unamortized discounts and debt issuance costs		(83)	(68)	(72)
Total long-term debt (ii)		15,706	13,851	12,959
Less: current portion of long-term debt (iii)		(1,064)	(2,882)	(3,059)
Long-term debt		14,642	10,969	9,900
(i)    The $300 million 6.400% Senior Notes were issued in September 2003, and at the time of issuance the Senior Notes were partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued Senior Notes were acquired by the Company as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Condensed Consolidated Balance Sheets was $25 million, $27 million, and $28 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively.
(ii)    Of the Company’s nominal fixed rate debt at June 30, 2025, December 31, 2024, and June 30, 2024, $500 million, $1,375 million and $1,375 million, respectively, was hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal floating rate debt at June 30, 2025, December 31, 2024, and June 30, 2024, $nil million, $140 million, and $nil million, respectively, was hedged to fixed rates using interest rate swaps.
(iii)    Excludes borrowings from bank overdrafts of $107 million, $117 million and $159 million, which are recorded within Current portion of long-term debt in the Condensed Consolidated Balance Sheets at June 30, 2025, December 31, 2024, and June 30, 2024, respectively.
Senior Notes:
The Senior Notes are issued by wholly-owned subsidiaries of the Company and carry full and unconditional guarantees from the Company, as defined in the indentures that govern them. These Senior Notes represent senior unsecured obligations of the Company and hold an equal standing in payment priority with the Company's existing and future senior unsubordinated indebtedness.
With the exception of the 6.400% Senior Notes due 2033, all other Senior Notes can be redeemed before their respective par call dates, at a make-whole redemption price. Post par call dates and before the respective maturity dates, the Senior Notes can be redeemed at a price equal to 100% of the principal amount, along with any accrued and unpaid interest.
In the event of a change-of-control repurchase event, the Company is obligated to offer repurchase options for the 3.400% Senior Notes due 2027, 3.950% Senior Notes due 2028, 5.200% Senior Notes due 2029, 5.125% Senior Notes due 2030, 5.400% Senior Notes due 2034, 5.500% Senior Notes due 2035, 5.125% Senior Notes due 2045, 4.400% Senior Notes due 2047, 4.500% Senior Notes due 2048 and 5.875% Senior Notes due 2055. This repurchase involves a cash payment equal to 101% of the principal amount, along with any accrued and unpaid interest.
CRH Form 10-Q 17

If the Company's credit rating falls below investment-grade, the Company would be required to make an additional coupon step-up payment on the 5.125% Senior Notes due 2045. The increase is 25 basis points per rating notch per agency, capped at 100 basis points per agency. However, this coupon step-up would reverse if the Company returns to an investment-grade rating.
In May 2025, $1.25 billion 3.875% Senior Notes due 2025 were repaid on maturity.
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
The deferred financing costs associated with the RCF were $6 million at June 30, 2025. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
At June 30, 2025, December 31, 2024, and June 30, 2024, there were no outstanding borrowings or letters of credit issued under the RCF and the undrawn committed facilities available to be drawn by the Company at June 30, 2025 were $4,104 million (€3,500 million equivalent).
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
Australian (AUD) Debt:
In July 2024, the Company acquired Adbri which has committed credit agreements with a range of banks and credit institutions totaling AUD940 million. The Company does not provide a guarantee for these facilities. The funds drawn from these facilities carry a combination of fixed and floating interest rates.
Commercial Paper:
At June 30, 2025, the Company had a $4,000 million U.S. Dollar Commercial Paper Program and a €1,500 million Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S. Dollar. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to June 30, 2025 are as follows:

in $ millions	Remainder of 2025	2026	2027	2028	2029	2030 and thereafter	Total
Long-term debt maturities	1,064	2,939	1,478	1,457	2,744	6,024	15,706

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
The carrying values of the Company’s Long-term debt were $15,706 million, $13,851 million, and $12,959 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The fair values of the Company’s Long-term debt were $15,587 million, $13,604 million, and $12,520 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The Redeemable noncontrolling interests included in the Condensed Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of Redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.51% and 7.55%.
See Note 16 for the changes in the fair value of Redeemable noncontrolling interests.
The carrying values of the Company’s Cash and cash equivalents, Restricted cash, Accounts receivable, net, Current portion of long-term debt, Accounts payable, Accrued expenses, and Other current liabilities approximate their fair values because of the short-term nature of these instruments.
CRH Form 10-Q 18

10. Income taxes
The Company’s tax provision for the interim period is calculated using an estimated annual effective tax rate based on the expected full-year results which is applied to ordinary year-to-date income or loss. The tax provision is adjusted for discrete items that occur in the applicable interim period to arrive at the effective income tax rate.
The summary of the income tax expense from operations was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2025	2024	2025	2024
Total tax expense	425	430	367	411
Effective income tax rate	24%	25%	23%	22%
The decrease in the effective tax rate for the three months ended June 30, 2025 is mainly driven by movements in valuation allowances. The increase in the effective tax rate for the six months ended June 30, 2025 is primarily driven by the inclusion of the largely tax-exempt divestiture of phases one and two of the European Lime operations in the six months ended June 30, 2024.
11. Earnings per share (EPS)
The calculation of basic and diluted earnings per share was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions, except share and per share data	2025	2024	2025	2024
Numerator
Net income	1,332	1,309	1,234	1,423
Net (income) attributable to redeemable noncontrolling interests	(8)	(10)	(8)	(12)
Net (income) loss attributable to noncontrolling interests	(5)	(2)	(1)	2
Adjustment of redeemable noncontrolling interests to redemption value	(6)	(3)	(13)	(7)
Net income attributable to CRH for EPS - basic and diluted	1,313	1,294	1,212	1,406

Denominator
Weighted average common shares outstanding - basic (i)	674.8	685.5	675.8	686.6
Effect of dilutive employee share awards (ii)	2.9	3.3	4.1	4.5
Weighted average common shares outstanding - diluted	677.7	688.8	679.9	691.1

Earnings per share attributable to CRH
Basic	$1.95	$1.89	$1.79	$2.05
Diluted	$1.94	$1.88	$1.78	$2.03
(i) The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury stock given that these shares do not rank for dividend.
(ii) Common Shares that would only be issued contingent on certain conditions totaling 3,757,241 at June 30, 2025, and 4,904,276 at June 30, 2024, are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the period presented.
CRH Form 10-Q 19

12. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance at March 31, 2025	(627)	(86)	(93)	(806)
Other comprehensive income (loss) before reclassifications	519	(11)	–	508
Amounts reclassified from Accumulated other comprehensive loss	(8)	1	(9)	(16)
Net current-period other comprehensive income (loss)	511	(10)	(9)	492
Other comprehensive (income) attributable to noncontrolling interests	(31)	–	–	(31)
Balance at June 30, 2025	(147)	(96)	(102)	(345)

Balance at December 31, 2024	(856)	(63)	(86)	(1,005)
Other comprehensive income (loss) before reclassifications	783	(32)	–	751
Amounts reclassified from Accumulated other comprehensive loss	(34)	(1)	(16)	(51)
Net current-period other comprehensive income (loss)	749	(33)	(16)	700
Other comprehensive (income) attributable to noncontrolling interests	(40)	–	–	(40)
Balance at June 30, 2025	(147)	(96)	(102)	(345)

Balance at March 31, 2024	(580)	(84)	(133)	(797)
Other comprehensive (loss) income before reclassifications	(44)	27	–	(17)
Amounts reclassified from Accumulated other comprehensive loss	(5)	(8)	2	(11)
Net current-period other comprehensive (loss) income	(49)	19	2	(28)
Other comprehensive loss attributable to noncontrolling interests	12	–	–	12
Balance at June 30, 2024	(617)	(65)	(131)	(813)

Balance at December 31, 2023	(439)	(47)	(130)	(616)
Other comprehensive loss before reclassifications	(158)	(37)	–	(195)
Amounts reclassified from Accumulated other comprehensive loss	(39)	19	(1)	(21)
Net current-period other comprehensive (loss)	(197)	(18)	(1)	(216)
Other comprehensive loss attributable to noncontrolling interests	19	–	–	19
Balance at June 30, 2024	(617)	(65)	(131)	(813)

The amounts reclassified from Accumulated other comprehensive loss to income were:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2025	2024	2025	2024
Cash flow hedges
Cost of product revenues	1	(9)	(1)	22
Income tax expense (benefit)	–	1	–	(3)
Total	1	(8)	(1)	19
Pension and other postretirement plans
Other nonoperating (income) expense, net	(9)	2	(17)	(2)
Income tax expense	–	–	1	1
Total	(9)	2	(16)	(1)
Reclassifications from Accumulated other comprehensive loss to income	(8)	(6)	(17)	18

CRH Form 10-Q 20

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
The key performance measures and segment expenses for the Company’s reportable segments were:

	Three months ended June 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	4,509	2,159	3,538	10,206
Less:
Labor	948	385	648	1,981
Energy costs	208	32	257	497
Other segment items (i)	2,112	1,241	1,912	5,265
Adjusted EBITDA	1,241	501	721	2,463

	Three months ended June 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	4,406	2,116	3,132	9,654
Less:
Labor	918	364	575	1,857
Energy costs	200	32	238	470
Other segment items (i)	2,095	1,244	1,733	5,072
Adjusted EBITDA	1,193	476	586	2,255

	Six months ended June 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	6,752	3,841	6,369	16,962
Less:
Labor	1,702	760	1,305	3,767
Energy costs	348	64	477	889
Other segment items (i)	3,402	2,229	3,717	9,348
Adjusted EBITDA	1,300	788	870	2,958

CRH Form 10-Q 21

	Six months ended June 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	6,608	3,809	5,770	16,187
Less:
Labor	1,626	721	1,157	3,504
Energy costs	336	64	464	864
Other segment items (i)	3,438	2,240	3,441	9,119
Adjusted EBITDA	1,208	784	708	2,700

(i)    The nature of other segment items is similar for each segment and primarily includes raw materials, haulage costs, subcontractor costs and other Selling, general and administrative expenses. The composition of other segment items is such that at a segment level none of these items is individually significant in determining segment performance.

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2025	2024	2025	2024
Adjusted EBITDA	2,463	2,255	2,958	2,700
Depreciation, depletion and amortization	(528)	(424)	(1,005)	(821)
Interest income	30	36	67	79
Interest expense	(200)	(155)	(381)	(288)
(Loss) gain on divestitures and investments (i)	(16)	23	(42)	183
Pension income excluding current service cost component (i)	5	1	9	2
Other interest, net (i)	2	(1)	4	(1)
Substantial acquisition-related costs	–	(2)	–	(22)
Income from operations before income tax expense and income from equity method investments	1,756	1,733	1,610	1,832
(i)    (Loss) gain on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating (expense) income, net in the Condensed Consolidated Statements of Income.

Depreciation, depletion and amortization for each of the segments were:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2025	2024	2025	2024
Americas Materials Solutions	235	208	455	398
Americas Building Solutions	97	84	188	164
International Solutions	196	132	362	259
Total depreciation, depletion and amortization	528	424	1,005	821

The segment assets were:

	June 30	December 31	June 30
in $ millions	2025	2024	2024
Assets
Americas Materials Solutions	22,993	21,474	21,226
Americas Building Solutions	9,838	9,049	8,837
International Solutions	17,098	15,011	13,082
Total assets for reportable segments	49,929	45,534	43,145

CRH Form 10-Q 22

Additions to property, plant and equipment and intangible assets for each of the segments were:

	Six months ended
	June 30
in $ millions	2025	2024
Property, plant and equipment and intangible asset additions (i)
Americas Materials Solutions	582	568
Americas Building Solutions	314	233
International Solutions	494	385
Total property, plant and equipment and intangible asset additions	1,390	1,186
(i)     Property, plant and equipment and intangible asset additions exclude asset retirement cost additions.

14. Pension and other postretirement benefits
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Income for the Pension and Other Postretirement Benefit (OPEB) Plans were:

	U.S.				Non-U.S.
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30		June 30		June 30		June 30
in $ millions	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	1	–	1	–	10	10	20	20
Interest cost	6	6	12	12	22	21	42	42
Expected return on assets	(6)	(5)	(11)	(10)	(26)	(22)	(49)	(44)
Amortization of:
Past service credit	–	–	–	–	(3)	(3)	(6)	(6)
Actuarial loss	–	1	–	2	2	1	3	2
Settlement gain (i)	–	–	–	–	–	–	–	(3)
Net periodic benefit cost (ii) (iii)	1	2	2	4	5	7	10	11
(i)     Settlement gain of $3 million for the six months ended June 30, 2024 relates to pension plans divested as part of the sale of the Company's Lime operations in Europe and is included in (loss) gain on divestitures and investments, within Other nonoperating (expense) income, net.
(ii) Includes net periodic benefit cost of $1 million and $1 million related to OPEB plans for the three months ended June 30, 2025, and June 30, 2024, and $2 million and $2 million for the six months ended June 30, 2025, and June 30, 2024, respectively.
(iii) Service cost is included within Cost of revenues and Selling, general and administrative expenses while all other cost components are recorded within Other nonoperating (expense) income, net.
CRH Form 10-Q 23

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
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Condensed Consolidated Balance Sheets before intragroup eliminations with other CRH companies were:

	June 30	December 31	June 30
in $ millions	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	27	21	34
Accounts receivable, net	43	38	38
Inventories	91	96	98
Other current assets	61	58	52
Total current assets	222	213	222
Property, plant and equipment, net	849	846	852
Goodwill	196	190	188
Intangible assets, net	1	1	–
Operating lease right-of-use assets, net	4	5	5
Other noncurrent assets	11	9	10
Total assets	1,283	1,264	1,277

Liabilities
Current liabilities:
Accounts payable	104	106	94
Accrued expenses	43	44	36
Current portion of long-term debt	62	33	82
Operating lease liabilities	1	1	1
Other current liabilities	25	25	25
Total current liabilities	235	209	238
Long-term debt	347	345	303
Deferred income tax liabilities	95	94	95
Noncurrent operating lease liabilities	4	4	4
Other noncurrent liabilities	23	21	18
Total liabilities	704	673	658

The operating results of the consolidated VIE, reported within the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows before intragroup eliminations with other CRH companies were:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2025	2024	2025	2024
Total revenues	82	98	166	194
Total cost of revenues	(85)	(89)	(165)	(176)
Gross (loss) profit	(3)	9	1	18
Net loss	(17)	(3)	(30)	(12)

Net cash used in operating activities			(12)	(2)
CRH Form 10-Q 24

16. Redeemable noncontrolling interests
The Redeemable noncontrolling interests primarily comprise the noncontrolling interests in two of the Company’s North American subsidiaries, which are currently redeemable. The Company has the ability to exercise the call options for the noncontrolling interests on or after December 31, 2031, and December 31, 2040, respectively. In addition to the call options, the noncontrolling interest holder has the right to sell the noncontrolling interests to the Company, which are currently exercisable. These noncontrolling interests have put and call options and both are redeemable based on multiples of EBITDA. The noncontrolling interests are considered redeemable noncontrolling equity interests, classified as temporary or mezzanine equity, as their redemption is not solely within the Company’s control. The noncontrolling interests were recorded at their respective fair values as of the acquisition dates and are adjusted to their expected redemption values, with an offsetting entry to retained earnings, as of the reporting date as if that date was the redemption date, if those amounts exceed their respective carrying values.
The following table summarizes the redeemable noncontrolling interest for the following periods:

in $ millions
Balance at March 31, 2025	379
Net income attributable to redeemable noncontrolling interests	8
Adjustment to the redemption value	6
Dividends paid	(4)
Balance at June 30, 2025	389

Balance at March 31, 2024	326
Net income attributable to redeemable noncontrolling interests	10
Adjustment to the redemption value	3
Dividends paid	(4)
Balance at June 30, 2024	335

in $ millions
Balance at December 31, 2024	384
Net income attributable to redeemable noncontrolling interests	8
Adjustment to the redemption value	13
Dividends paid	(16)
Balance at June 30, 2025	389

Balance at December 31, 2023	333
Net income attributable to redeemable noncontrolling interests	12
Adjustment to the redemption value	7
Dividends paid	(17)
Balance at June 30, 2024	335

17. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $14.9 billion, $13.1 billion, and $12.8 billion in respect of loans and borrowings, bank advances and derivative obligations at June 30, 2025, December 31, 2024, and June 30, 2024, respectively, and $0.5 billion, $0.4 billion, and $0.4 billion at June 30, 2025, December 31, 2024, and June 30, 2024, respectively, in respect of letters of credit due within one year.

Legal Proceedings
The Company is not involved in any proceedings that it believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
18. Subsequent events
The Company has evaluated subsequent events occurring through to the date the Condensed Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements except as disclosed in the notes elsewhere.

CRH Form 10-Q 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for the three and six months ended June 30, 2025. This MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1. "Financial Statements” of this Quarterly Report.
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

Overview
CRH is a leading provider of building materials that build, connect and improve our world. Since formation in 1970, CRH has evolved from being a supplier of base materials to solving complex construction challenges for our customers. CRH’s connected strategy uniquely integrates materials, products and services across the construction value chain, better serving our customers’ needs and driving repeat business. This customer-connected approach is making construction simpler, safer and more sustainable.
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
Seasonality
Activity in the construction industry is dependent to a considerable extent on the seasonal impact of weather on the Company’s operating locations, with periods of higher activity in some markets during spring, summer and autumn which may reduce significantly in winter due to inclement conditions or generally as a result of extreme weather events. In addition to impacting demand for our products and services, adverse weather can negatively impact the production processes for a variety of reasons. For example, workers may not be able to work outdoors in sustained high temperatures and heavy rainfall and/or other unfavorable weather conditions. Therefore, financial results for any particular quarter do not necessarily indicate the results expected for the full year.
Financial performance highlights
Three months ended June 30, 2025
CRH delivered a strong second quarter performance compared to the second quarter of 2024, resulting in the following performance highlights for the three months ended June 30, 2025 (comparisons are versus the prior year's second quarter):
•Total revenues increased 6% to $10.2 billion;
•Net income increased by $23 million to $1.3 billion. Adjusted EBITDA*1was $2.5 billion, an increase of $208 million, or 9%;
•Net income margin was 13.1% compared with 13.6%, a decrease of 50 basis points (bps). Adjusted EBITDA margin* was 24.1%, an increase of 70bps on the prior year's second quarter Adjusted EBITDA margin* of 23.4%; and
•Diluted Earnings Per Share (EPS) was $1.94 compared to $1.88.
Six months ended June 30, 2025
CRH delivered a good performance in the six months ended June 30, 2025 compared to the prior year, resulting in the following performance highlights (comparisons are versus the prior year's first six months):
•Total revenues increased 5% to $17.0 billion;
•Net income was $1.2 billion compared with $1.4 billion, a decrease of $189 million. Adjusted EBITDA*2was $3.0 billion, an increase of $258 million, or 10%;
•Net income margin was 7.3% compared with 8.8%, a decrease of 150bps. Adjusted EBITDA margin* was 17.4%, an increase of 70bps on the prior year's first half Adjusted EBITDA margin* of 16.7%; and
•Diluted EPS was $1.78 compared to $2.03.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 33 to 34.1
2
CRH Form 10-Q 26

Capital allocation highlights
Six months ended June 30, 2025
•Cash returned to shareholders through share buybacks was $0.6 billion, a decrease of $0.1 billion versus the first six months of the prior year. On August 5, 2025, the latest tranche of the share buyback program was completed, bringing the year-to-date repurchases to $0.8 billion. A further tranche has been announced, extending the ongoing share buyback program by an additional $0.3 billion to be completed no later than November 5, 2025;
•Cash paid to shareholders through dividends was $0.5 billion, compared with $1.2 billion in the first half of the prior year. The decrease primarily reflects the payment of a second interim 2023 dividend in Q1 2024, which was not repeated in Q1 2025. The first 2025 quarterly dividend of $0.37 per share was declared in February 2025, a second quarterly dividend of $0.37 per share was announced in May 2025, and a third quarterly dividend of $0.37 per share announced on August 6, 2025, representing an annualized increase of 6% on the prior year; and
•A total of 13 acquisitions were completed for consideration of $0.7 billion, compared with $2.6 billion in the first half of the prior year. A further $1.3 billion was invested in development and replacement capital expenditure projects, compared with $1.1 billion for the comparable 2024 period.
Development Review
In the three months ended June 30, 2025, CRH completed five acquisitions for a total consideration of $0.1 billion, compared with $0.4 billion in the same period of 2024. Americas Materials Solutions completed two acquisitions, while International Solutions completed three acquisitions.
For the six months ended June 30, 2025, CRH completed 13 acquisitions for a total consideration of $0.7 billion, compared with $2.6 billion in the first half of the prior year.
On July 29, 2025, the Company announced that it had entered into a binding agreement to acquire Eco Material, a leading supplier of Supplementary Cementitious Materials in North America, headquartered in Utah, for a total consideration of $2.1 billion. The Eco Material transaction uniquely positions CRH to meet growing demand for cementitious products to modernize North America's infrastructure. The acquisition is expected to close in 2025, subject to regulatory approval and customary closing conditions.
With respect to divestitures, in the three months ended June 30, 2025, cash proceeds from divestitures and disposals of long-lived assets were $31 million, compared with $0.4 billion in the same period in 2024. For the six months ended June 30, 2025, CRH realized cash proceeds from divestitures and disposals of long-lived assets of $0.1 billion, compared with $1.1 billion in the same period of the prior year.
Outlook
The outlook for our business remains positive and we raise our financial guidance for 2025. We continue to expect favorable underlying demand across our key end-use markets in 2025, underpinned by significant public investment in critical infrastructure and continued re-industrialization activity in key non-residential segments. Within the residential sector, the new-build segment is expected to remain subdued, while repair and remodel activity remains resilient. Assuming normal seasonal weather patterns and absent any major dislocations in the political or macroeconomic environment, CRH’s proven strategy and leading positions of scale in attractive higher-growth markets, together with our strong and flexible balance sheet, are expected to underpin another year of growth and value creation in 2025.

CRH Form 10-Q 27

Results of Operations
Revenues are derived from a range of products and services across three segments. The Americas Materials Solutions segment utilizes an extensive network of reserve-backed quarry locations to produce and supply a range of materials including aggregates, cement, readymixed concrete and asphalt, as well as providing paving and construction services. The Americas Building Solutions segment manufactures, supplies and delivers high-quality building products and solutions. The International Solutions segment integrates building materials, products and services for the construction and renovation of public infrastructure, critical networks, commercial and residential buildings, and outdoor living spaces.
The table below summarizes CRH’s unaudited Condensed Consolidated Statements of Income for the periods indicated.3

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except per share data)

	Three months ended		Six months ended
	June 30		June 30
	2025	2024	2025	2024
Total revenues	10,206	9,654	16,962	16,187
Total cost of revenues	(6,180)	(5,979)	(11,099)	(10,705)
Gross profit	4,026	3,675	5,863	5,482
Selling, general and administrative expenses	(2,120)	(1,948)	(3,953)	(3,735)
Gain on disposal of long-lived assets	29	102	43	110
Operating income	1,935	1,829	1,953	1,857
Interest income	30	36	67	79
Interest expense	(200)	(155)	(381)	(288)
Other nonoperating (expense) income, net	(9)	23	(29)	184
Income from operations before income tax expense and income from equity method investments	1,756	1,733	1,610	1,832
Income tax expense	(425)	(430)	(367)	(411)
Income (loss) from equity method investments	1	6	(9)	2
Net income	1,332	1,309	1,234	1,423
Net (income) attributable to redeemable noncontrolling interests	(8)	(10)	(8)	(12)
Net (income) loss attributable to noncontrolling interests	(5)	(2)	(1)	2
Net income attributable to CRH	1,319	1,297	1,225	1,413
Diluted earnings per share attributable to CRH	$1.94	$1.88	$1.78	$2.03
Adjusted EBITDA*	2,463	2,255	2,958	2,700

Total revenues
Total revenues were $10.2 billion for the three months ended June 30, 2025, an increase of $0.6 billion, or 6%, from the same period in 2024, driven by the positive impact of acquisitions and disciplined commercial execution, which offset lower activity levels in weather-impacted regions.
For the six months ended June 30, 2025, total revenues were $17.0 billion, an increase of 5% from the first six months of 2024, reflecting continued pricing progress and contributions from acquisitions which offset lower weather-impacted volumes and the divestiture of the European Lime operations.
For additional discussion on segment revenues, see “Segments” section on pages 30 to 32.
Gross profit
Gross profit for the three months ended June 30, 2025, was $4.0 billion, an increase of $0.4 billion, or 10% from the same period in 2024, reflecting total revenues increase of 6%, while total cost of revenues increased by 3%. The gross profit margin of 39.4% increased 130bps from 38.1% in the second quarter of the prior year. Total cost of revenues increased primarily as a result of higher labor costs of 5%, driven by increased headcount from acquisitions and inflationary pressures, as well as a 26% increase in depreciation and amortization expenses, reflecting the impact of acquisitions and higher capital expenditures.
For the six months ended June 30, 2025, gross profit was $5.9 billion, an increase of $0.4 billion, or 7%, from the same period in 2024, with total revenues 5% ahead of the same period in 2024, while total cost of revenues increased by 4%. The gross profit margin of 34.6% increased 70bps from 33.9% for the first half of the prior year. The increase in cost of revenues was primarily driven by a 6% increase in labor costs, attributable to higher headcount from acquisitions and inflationary pressures, as well as a 24% higher depreciation and amortization expense, reflecting the impact of acquisitions and increased capital expenditures.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 33 to 34.3
CRH Form 10-Q 28

Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administrative expenses, were $2.1 billion for the three months ended June 30, 2025, an increase of $0.2 billion, or 9%, from the comparable 2024 period. The increase was primarily driven by a 7% increase in haulage expenses resulting from acquisition activity and a 9% increase in labor costs reflecting higher headcount and wage inflation.
For the six months ended June 30, 2025, SG&A expenses were $4.0 billion, an increase of $0.2 billion, or 6%, from the comparable 2024 period. SG&A expenses increased primarily due to a 9% increase in labor costs impacted by higher headcount from acquisitions and wage inflation and a 5% increase in haulage expenses mainly due to acquisition activity.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets was $29 million for the three months ended June 30, 2025, a decrease of $73 million compared with 2024, and $43 million for the six months ended June 30, 2025, a decrease of $67 million. The decrease was primarily due to the non-recurrence of certain land asset disposals in North America.
Interest income
Interest income was $30 million for the three months ended June 30, 2025, a decrease of $6 million from the comparable period in 2024, and $67 million for the six months ended June 30, 2025, a decrease of $12 million from the comparable period. The decrease was primarily due to lower cash deposits.
Interest expense
Interest expense was $200 million for the three months ended June 30, 2025, an increase of $45 million from the comparable period in 2024 and $381 million for the six months ended June 30, 2025, an increase of $93 million from the prior period. The increase was primarily due to higher gross debt balances.
Other nonoperating (expense) income, net
Other nonoperating (expense) income, net, was an expense of ($9) million for the three months ended June 30, 2025, compared with an income of $23 million in the comparable period for 2024. Other nonoperating (expense) income, net, includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The reduction versus prior year was reflective of the non-recurrence of prior year gains on divestitures.
Other nonoperating (expense) income, net, was an expense of ($29) million for the six months ended June 30, 2025, compared with an income of $184 million in the comparable period for 2024. The reduction versus prior year primarily related to the non-recurrence of the gain on the divestiture of the European Lime operations and unrealized gains on certain investments.
Income tax expense
For the three months ended June 30, 2025, the Company had an income tax expense of $425 million, compared to $430 million for the comparable period in 2024. The effective tax rate was 24% for the second quarter in 2025 compared with an effective tax rate of 25% for the second quarter in 2024. The decrease in the effective tax rate for the three months ended June 30, 2024 was mainly driven by movements in valuation allowances.
For the six months ended June 30, 2025, the Company had an income tax expense of $367 million compared to $411 million for the comparable period in 2024. The effective tax rate was 23% for the first half of 2025 compared with an effective tax rate of 22% for the same period in 2024. The increase was primarily driven by the inclusion of the largely tax-exempt divestiture of the European Lime operations in the six months ended June 30, 2024.
Income (loss) from equity method investments
For the three months ended June 30, 2025, income of $1 million was recorded in equity method investments, a decrease of $5 million from the comparable period in 2024 and a loss of $9 million was recorded for the six months ended June 30, 2025, a decrease of $11 million from the comparable period in 2024.
Net income
Net income was $1.3 billion for the three months ended June 30, 2025, an increase of $23 million from the comparable period in 2024. A strong underlying operating performance in the period more than offset higher depreciation and interest expenses, as well as reduced gains from divestitures and disposals of long-lived assets during the period.
Net income was $1.2 billion for the six months ended June 30, 2025, a decrease of $189 million from the comparable period in 2024, with a positive underlying operating performance offset by the non-recurrence of gains on prior year divestitures.
Net income attributable to CRH and earnings per share
Net income attributable to CRH was $1.3 billion for the three months ended June 30, 2025, an increase of $22 million from the comparable period in 2024. Diluted EPS for the three months ended June 30, 2025, was $1.94, compared with diluted EPS of $1.88 for the three months ended June 30, 2024.
Net income attributable to CRH was $1.2 billion for the six months ended June 30, 2025, a decrease of $188 million from the comparable period in 2024. The decrease in net income attributable to CRH was driven by a positive underlying operating performance offset by the non-recurrence of gains on prior year divestitures. Diluted EPS for the six months ended June 30, 2025, was $1.78, compared with $2.03 for the six months ended June 30, 2024.

CRH Form 10-Q 29

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

Americas Materials Solutions
Three months ended June 30, 2025

		Analysis of Change
in $ millions	Three months ended June 30, 2024	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2025	% change
Total revenues	4,406	(3)	+214	–	(108)	4,509	+2%
Adjusted EBITDA	1,193	(1)	+47	–	+2	1,241	+4%
Adjusted EBITDA margin	27.1%					27.5%

Americas Materials Solutions’ total revenues were 2% ahead of the second quarter of 2024, primarily driven by contributions from acquisitions and further pricing improvements.
In Essential Materials, total revenues increased by 4% due to positive pricing and favorable underlying demand in most regions. Aggregates pricing increased 4% year-on-year, reflecting a shift in product mix due to weather-related delays in the period. Cement pricing was up 2% reflecting regional variances across the footprint. Aggregates and cement volumes increased by 5% and 1%, respectively, with contributions from acquisitions offsetting the impact of adverse weather.
In Road Solutions, total revenues increased by 2%. Asphalt volumes decreased by 2% over the prior year due to adverse weather conditions, while pricing was stable. Readymixed concrete volumes increased by 6% over the prior year supported by acquisitions while pricing increased by 2%. Paving and construction revenues decreased by 2% due to weather-impacted activity levels.
Second quarter Adjusted EBITDA for Americas Materials Solutions was 4% ahead of the prior year, driven by acquisitions, improved pricing, and disciplined cost management while the prior year benefited from higher gains on disposal of long-lived assets. Adjusted EBITDA margin was 40bps ahead of the second quarter of 2024.

Americas Materials Solutions
Six months ended June 30, 2025

		Analysis of Change
in $ millions	Six months ended June 30, 2024	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2025	% change
Total revenues	6,608	(13)	+358	(16)	(185)	6,752	+2%
Adjusted EBITDA	1,208	(1)	+57	+6	+30	1,300	+8%
Adjusted EBITDA margin	18.3%					19.3%
Americas Materials Solutions’ total revenues were 2% ahead of the first six months of 2024, as pricing progress and contributions from acquisitions more than offset weather-impacted volumes.
In Essential Materials, total revenues increased by 1% supported by positive pricing and good contributions from acquisitions. Prices in aggregates and cement were ahead by 5% and 2%, respectively. Aggregates volumes increased by 1% while cement volumes were in line with the same period in 2024.
In Road Solutions, total revenues increased by 3% due to increased paving activity and growth in readymixed concrete. Readymixed concrete volumes were up 6% over the prior year, driven by acquisitions, while pricing increased by 2%. Paving and construction revenues increased by 1% while weather impacted asphalt volumes decreased 1% over the prior year and pricing increased by 1%.
Adjusted EBITDA for Americas Materials Solutions was 8% ahead of the comparable period in 2024, supported by positive acquisition performance, ongoing price improvements and operational efficiencies. Adjusted EBITDA margin increased by 100bps on the same period in 2024.

CRH Form 10-Q 30

Americas Building Solutions
Three months ended June 30, 2025

		Analysis of Change
in $ millions	Three months ended June 30, 2024	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2025	% change
Total revenues	2,116	(1)	+83	(11)	(28)	2,159	+2%
Adjusted EBITDA	476	–	+22	(2)	+5	501	+5%
Adjusted EBITDA margin	22.5%					23.2%

Americas Building Solutions' total revenues were 2% ahead of the second quarter of 2024, as good commercial management and contributions from acquisitions offset adverse weather impacts in some markets.
In Building & Infrastructure Solutions, total revenues were 3% ahead of Q2 2024, driven by positive contributions from acquisitions and strong demand in water infrastructure and data center activity.
In Outdoor Living Solutions, total revenues were 2% ahead of the prior year period, with acquisitions mitigating the effects of subdued residential activity.
Adjusted EBITDA for Americas Building Solutions was 5% ahead of the second quarter of 2024 driven by acquisitions and cost savings initiatives. Adjusted EBITDA margin was 70bps ahead of the prior year period.

Americas Building Solutions
Six months ended June 30, 2025

		Analysis of Change
in $ millions	Six months ended June 30, 2024	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2025	% change
Total revenues	3,809	(5)	+143	(19)	(87)	3,841	+1%
Adjusted EBITDA	784	–	+37	(3)	(30)	788	+1%
Adjusted EBITDA margin	20.6%					20.5%

Americas Building Solutions' total revenues were 1% ahead of the prior year, as contributions from acquisitions more than offset adverse weather impacts.
In Building & Infrastructure Solutions, total revenues were 3% ahead of the same period in 2024, supported by good underlying activity in our water businesses and positive impacts from acquisitions.
In Outdoor Living Solutions, total revenues were in line with the prior year, as incremental growth from acquisitions was offset by the impact of adverse weather across certain key markets.
Adjusted EBITDA for Americas Building Solutions was 1% ahead of prior year driven by contributions from acquisitions and offsetting the impact of challenging weather and subdued residential activity. Adjusted EBITDA margin was 10bps behind the prior year period.

CRH Form 10-Q 31

International Solutions
Three months ended June 30, 2025

		Analysis of Change
in $ millions	Three months ended June 30, 2024	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2025	% change
Total revenues	3,132	+163	+430	(91)	(96)	3,538	+13%
Adjusted EBITDA	586	+27	+74	+5	+29	721	+23%
Adjusted EBITDA margin	18.7%					20.4%

International Solutions' total revenues were 13% ahead of the second quarter of 2024 primarily driven by contributions from acquisitions and favorable pricing, which were partially offset by reduced activity in some markets.
In Essential Materials, total revenues were 14% ahead of the comparable period in 2024 supported by positive pricing and strong contributions from acquisitions. Aggregates and cement volumes were 5% and 12% ahead of the comparable period in 2024, with pricing 3% and 2% ahead, respectively.
In Road Solutions, total revenues were 16% ahead of the comparable period in 2024, with volumes and prices in readymixed concrete ahead of 2024 by 21% and 9%, respectively, benefiting from higher activity levels and contributions from the Adbri acquisition. Asphalt volumes declined by 3%, as a result of lower activity levels while asphalt pricing declined 4% compared to the prior year.
Within Building & Infrastructure Solutions and Outdoor Living Solutions, total revenues were 6% ahead of the comparable period in 2024 supported by contributions from acquisitions.
Adjusted EBITDA in International Solutions was 23% ahead of the second quarter of 2024, driven by the successful integration of acquisitions, increased pricing and operational efficiencies. Adjusted EBITDA margin increased by 170bps compared to the prior year.

International Solutions
Six months ended June 30, 2025

		Analysis of Change
in $ millions	Six months ended June 30, 2024	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2025	% change
Total revenues	5,770	+106	+800	(158)	(149)	6,369	+10%
Adjusted EBITDA	708	+26	+103	(11)	+44	870	+23%
Adjusted EBITDA margin	12.3%					13.7%

In the first six months of the year, total revenues in International Solutions increased by 10%, driven by contributions from acquisitions and favorable pricing partially offsetting the impact of first quarter adverse weather and reduced activity in certain geographies.
In Essential Materials, total revenues were 11% above the comparable period in 2024 due to continued pricing progress and contributions from acquisitions which more than offset the divestiture of the European Lime operations. Aggregates pricing was 4% ahead with cement pricing 2% ahead of the comparable period in 2024, while aggregates and cement volumes were 7% and 12% ahead of the prior year, respectively.
In Road Solutions, total revenues were 14% above the comparable period in 2024, with volumes and prices in readymixed concrete ahead by 21% and 9%, respectively, benefiting from volume growth in the majority of countries as well as contributions from acquisitions in the period. Asphalt volumes and pricing declined 4% and 3%, respectively.
Total revenues in Building & Infrastructure Solutions and Outdoor Living Solutions increased by 4% compared to the prior year, with good contributions from acquisitions in the period.
Adjusted EBITDA in International Solutions was 23% ahead of the comparable period in 2024, with contributions from acquisitions, pricing progress and operational efficiencies driving improvements. Adjusted EBITDA margin increased by 140bps compared to the prior year.

CRH Form 10-Q 32

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
Reconciliation to its nearest GAAP measure is presented below:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2025	2024	2025	2024
Net income	1,332	1,309	1,234	1,423
(Income) loss from equity method investments	(1)	(6)	9	(2)
Income tax expense	425	430	367	411
Loss (gain) on divestitures and investments (i)	16	(23)	42	(183)
Pension income excluding current service cost component (i)	(5)	(1)	(9)	(2)
Other interest, net (i)	(2)	1	(4)	1
Interest expense	200	155	381	288
Interest income	(30)	(36)	(67)	(79)
Depreciation, depletion and amortization	528	424	1,005	821
Substantial acquisition-related costs (ii)	–	2	–	22
Adjusted EBITDA	2,463	2,255	2,958	2,700

Total revenues	10,206	9,654	16,962	16,187
Net income margin	13.1%	13.6%	7.3%	8.8%
Adjusted EBITDA margin	24.1%	23.4%	17.4%	16.7%

(i) Loss (gain) on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating (expense) income, net in the Condensed Consolidated Statements of Income.
(ii) Represents expenses associated with non-routine substantial acquisitions, which meet the criteria for being separately reported in Note 3 “Acquisitions” of the unaudited financial statements. Expenses in the second quarter of 2024, primarily include legal and consulting expenses related to these non-routine substantial acquisitions.
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
Reconciliation to its nearest GAAP measure is presented below:

	June 30	December 31	June 30
in $ millions	2025	2024	2024
Short and long-term debt	(15,813)	(13,968)	(13,118)
Cash and cash equivalents (i)	2,876	3,720	3,077
Finance lease liabilities	(442)	(257)	(147)
Derivative financial instruments (net)	(27)	(27)	(91)
Net Debt	(13,406)	(10,532)	(10,279)

(i) Cash and cash equivalents include cash and cash equivalents reclassified as held for sale of $11 million at June 30, 2024.

CRH Form 10-Q 33

Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total spend on acquisitions and investments of $0.6 billion in the six months ended June 30, 2025, compared with $2.5 billion for the same period in 2024. Acquisitions completed in 2024 and the first six months of 2025 contributed incremental total revenues of $0.7 billion and Adjusted EBITDA of $0.1 billion for the three months ended June 30, 2025 and total revenues of $1.3 billion and Adjusted EBITDA of $0.2 billion for the six months ended June 30, 2025. Cash proceeds from divestitures and disposals of long-lived assets amounted to $0.1 billion for the six months ended June 30, 2025, compared with $1.0 billion for the six months ended June 30, 2024. The total revenues impact of divestitures was a negative $0.1 billion and the impact at an Adjusted EBITDA level was a positive $3 million for the three months ended June 30, 2025. The total revenues impact of divestitures was a negative $0.2 billion and the impact at an Adjusted EBITDA level was a negative $8 million for the six months ended June 30, 2025.
The U.S. Dollar weakened against most major currencies during the three months ended June 30, 2025, from the comparable period in 2024, resulting in an overall positive currency exchange impact.
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
Liquidity and Capital Resources
The Company’s primary source of incremental liquidity is cash flows from operating activities, which combined with the cash and cash equivalents balance, the uncommitted U.S. Dollar and Euro Commercial Paper Programs, and committed credit lines, is expected to be sufficient to meet the Company’s working capital needs, capital expenditures, dividends, share repurchases, upcoming debt maturities, and other liquidity requirements associated with our operations for the foreseeable future. In addition, the Company believes that it will have the ability to fund additional acquisitions via cash flows from internally available cash, cash flows from operating activities and, subject to market conditions, via obtaining additional borrowings and/or issuing additional debt or equity securities.
Total short and long-term debt was $15.8 billion at June 30, 2025, compared to $14.0 billion at December 31, 2024, and $13.1 billion at June 30, 2024. In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1.25 billion 5.125% Senior Notes due 2030, $1.25 billion 5.500% Senior Notes due 2035, and $0.5 billion 5.875% Senior Notes due 2055. In the six months ended June 30, 2025, $0.3 billion of Euro Commercial Paper was repaid, and the $1.25 billion Senior Notes due 2025 were repaid on maturity in May.
Net Debt**at June 30, 2025, was $13.4 billion, compared to $10.5 billion at December 31, 2024, and $10.3 billion at June 30, 2024. The increase in Net Debt* compared to December 31, 2024, reflects cash returns to shareholders through continued share buybacks and dividends, acquisitions, as well as the purchase of property, plant and equipment partially offset by inflows from operating activities.
CRH continued its ongoing share buyback program in the first six months of 2025 repurchasing approximately 6.9 million Ordinary Shares for a total consideration of $0.6 billion, and the Company is commencing an additional $0.3 billion tranche to be completed no later than November 5, 2025. The Company also made cash dividend payments of $0.5 billion in the first six months of 2025.
At June 30, 2025, CRH had cash and cash equivalents and restricted cash of $2.9 billion, compared to $3.8 billion at December 31, 2024, and $3.9 billion at June 30, 2024. Total lease liabilities were $1.8 billion, compared to $1.6 billion at December 31, 2024, and $1.5 billion at June 30, 2024.
At June 30, 2025, CRH had $4.2 billion of undrawn committed facilities, $4.1 billion of which was available until May 2030. During April 2025, the Company exercised a second one-year extension option on $4.1 billion of the undrawn committed facilities extending the maturity date to May 2030. At June 30, 2025, the weighted average maturity of the term debt (net of cash and cash equivalents) was 8.1 years.
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
Cash flows

Cash flows from operating activities

	Six months ended
	June 30
in $ millions	2025	2024
Net cash provided by operating activities	719	773
Net cash provided by operating activities was $0.7 billion for the six months ended June 30, 2025, a decrease of $54 million, compared to the same period in 2024. The decrease in net cash provided by operating activities was primarily due to higher outflows related to working capital investments.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 33 to 34.*
CRH Form 10-Q 34

Cash flows from investing activities

	Six months ended
	June 30
in $ millions	2025	2024
Net cash used in investing activities	(1,795)	(2,617)
Net cash used in investing activities was $1.8 billion for the six months ended June 30, 2025, compared to $2.6 billion in the same period for 2024, a decrease of $0.8 billion. During the six months ended June 30, 2025, the Company invested $0.6 billion in acquisitions, a decrease of $1.9 billion on the same period in 2024. Capital expenditure totaled $1.3 billion in the first half of 2025, resulting in an increased outflow of $0.2 billion versus the comparable prior year period. These outflows were partially offset by $0.1 billion proceeds from divestitures and disposals of long-lived assets and other investing activities, compared to $1.1 billion in the prior year.

Cash flows from financing activities

	Six months ended
	June 30
in $ millions	2025	2024
Net cash used in financing activities	(12)	(515)

Net cash used in financing activities was $12 million for the six months ended June 30, 2025, compared to $515 million in the same period in 2024, a decrease of $503 million. Proceeds from debt issuances were $4.5 billion, which was primarily related to the issuance of $3.0 billion in new senior notes in January 2025 and the issuance of $1.5 billion of commercial paper, an increase of $1.2 billion on the same period in 2024. Payments on debt in the first six months of 2025 were $3.4 billion, being the repayment of $2.1 billion issued under the Company’s commercial paper programs and the repayment of a $1.25 billion bond on maturity in May 2025. This compared with a repayment of $1.7 billion in the prior year comparable period, which related to the repayment of a euro-denominated bond on maturity in January 2024 as well as the repayment of $1.0 billion issued under the Company’s commercial paper programs. Dividends paid for the first six months of 2025 were $0.5 billion compared to $1.2 billion in the same period in the prior year. A second interim dividend for 2023 was paid in Q1 2024 which was not repeated in Q1 2025 as the Company moved to quarterly dividends in 2024. Outflows related to the repurchases of common stock were $0.6 billion in the first six months of 2025 compared to $0.9 billion for the same period in 2024.
Debt Facilities
The following section summarizes our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (available in the Investors section on www.crh.com).
At June 30, 2025, we expect maturities for the next two quarters as follows:
2025 Debt Maturities

Third Quarter	$1.1 billion
Fourth Quarter	-

Unsecured Senior Notes
The main sources of Company debt funding are public bond markets in North America and Europe. See Note 8 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding our debt obligations. In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1.25 billion 5.125% Senior Notes due 2030, $1.25 billion 5.500% Senior Notes due 2035, and $0.5 billion 5.875% Senior Notes due 2055. In May 2025, $1.25 billion 3.875% Senior Notes due 2025 were repaid on maturity.
Bank Credit Facilities
The Company manages its borrowing ability by entering into committed borrowing agreements. The Company has a multi-currency RCF, dated May 2023, which is made available from a syndicate of lenders, consisting of a €3.5 billion unsecured, revolving loan facility. During April 2025, the Company completed a one-year extension option on the undrawn committed facilities extending the maturity date to May 2030. See Note 8 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding the RCF. At June 30, 2025, the RCF was undrawn.
In December 2024, the Company entered into a new $750 million two-year fixed rate term loan facility which was fully drawn.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $14.9 billion in respect of loans and borrowings, bank advances and derivative obligations, and $0.5 billion in respect of letters of credit due within one year at June 30, 2025.
Commercial Paper Programs
As at June 30, 2025, the Company had a $4.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. Commercial paper borrowings bear interest at rates determined at the time of borrowing. As at June 30, 2025, there was $1.0 billion of outstanding notes issued under the U.S. Dollar Commercial Paper Program and-no outstanding notes issued under the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity.
Off-Balance Sheet Arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
CRH Form 10-Q 35

Credit Ratings1*
Our credit ratings and the ratings outlooks at June 30, 2025, were:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable

Contractual Obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations, deferred and contingent acquisition consideration and pension scheme contribution commitments at June 30, 2025, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	15,886	1,185	4,452	4,216	6,033
Lease liabilities (ii)	2,321	350	662	354	955
Estimated interest payments on contractually committed debt (iii)	5,355	633	1,112	839	2,771
Deferred and contingent acquisition consideration	51	31	16	3	1
Purchase obligations (iv)	2,266	1,291	614	114	247
Retirement benefit obligation commitments (v)	18	3	6	4	5
Total (vi)	25,897	3,493	6,862	5,530	10,012
(i) Of the $15.9 billion short and long-term debt, $0.5 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
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

Supplemental Guarantor Information
Guarantor Financial Information
As of June 30, 2025, CRH plc (the 'Guarantor') has fully and unconditionally guaranteed: (1) $750 million of 5.200% Senior Notes due 2029 (the '5.200% Notes') and $1,250 million of 5.125% Senior Notes due 2030 (the '5.125% Notes'), each issued by CRH SMW Finance Designated Activity Company (‘SMW Finance’); (2) $300 million of 6.400% Senior Notes due 2033(i) (the '6.400% Notes') issued by CRH America, Inc. (‘CRH America’); and (3) $750 million of 5.400% Senior Notes due 2034 (the '5.400% Notes'), $1,250 million of 5.500% Senior Notes due 2035 (the '5.500% Notes') and $500 million of 5.875% Senior Notes due 2055 (the '5.875% Notes'), each issued by CRH America Finance, Inc. (‘America Finance’). Together, the 5.200% Notes, the 5.125% Notes, the 6.400% Notes, the 5.400% Notes, the 5.500% Notes and the 5.875% Notes are referred to in this Supplemental Guarantor Information as the 'Notes', and together, SMW Finance, CRH America and CRH America Finance are referred to in this Supplemental Guarantor Information as the 'Issuers'.
The Issuers are each 100% owned by CRH plc, directly or indirectly. SMW Finance is an indirect wholly-owned finance subsidiary of CRH plc incorporated under the laws of Ireland and is a financing vehicle for CRH’s group companies. CRH America is an indirect wholly-owned finance subsidiary of CRH plc incorporated under the laws of the State of Delaware and is a holding company for certain of CRH's U.S. operating companies as well as a financing vehicle for the Company. America Finance is an indirect wholly-owned finance subsidiary of CRH plc incorporated under the laws of the State of Delaware and is a financing vehicle for CRH’s U.S. operating companies.
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

1A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.*
CRH Form 10-Q 36

Basis of Presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of June 30, 2025, and as of December 31, 2024, and the Income Statement for the six months ended June 30, 2025, and for the year ended December 31, 2024 of CRH America and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information below. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
The summarized Income Statement information is as follows:

in $ millions	Six months ended June 30, 2025	Year ended December 31, 2024
Income from operations before income tax benefit and income from equity method investments (i)	3,433	1,051
- of which relates to transactions with non-obligor subsidiaries	3,375	1,183
Net income – all of which is attributable to equity holders of the Company	3,432	1,050
- of which relates to transactions with non-obligor subsidiaries	3,375	1,183
(i) Revenues and gross profit for the Obligor Group for the six months ended June 30, 2025 and for the year ended December 31, 2024 amounted to $nil million and $nil million, respectively.

The summarized Balance Sheet information is as follows:
	June 30	December 31
	2025	2024
Current assets	767	610
Current assets – of which is due from non-obligor subsidiaries	506	307
Noncurrent assets	2,228	3,446
Noncurrent assets – of which is due from non-obligor subsidiaries	2,228	3,446
Current liabilities	2,090	4,145
Current liabilities – of which is due to non-obligor subsidiaries	2,083	2,890
Noncurrent liabilities	745	758

Critical Accounting Policies and Estimates
There have been no material changes during the three months ended June 30, 2025, to our critical accounting policies and/or estimates disclosed in our 2024 Form 10-K.

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at June 30, 2025.
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
At June 30, 2025, of total debt including overdrafts, finance leases and the impact of derivatives, the Company had fixed rate debt of $14.0 billion and floating rate debt of $2.3 billion, representing 86% and 14%, respectively. The equivalent figures as at December 31, 2024, were fixed rate debt of $10.8 billion and floating rate debt of $3.5 billion, representing 76% and 24%, respectively, and as at June 30, 2024, fixed rate debt of $9.8 billion and floating rate debt of $3.6 billion, representing 73% and 27%, respectively. The Company’s interest rate swaps at June 30, 2025 whereby the Company swaps from fixed interest rates to floating interest rates, were $0.5 billion, compared to $1.4 billion as at December 31, 2024 and $1.4 billion as at June 30, 2024. The Company’s interest rate swaps at June 30, 2025 whereby the Company swaps from floating interest rates to fixed interest rates, were $nil billion, compared to $0.2 billion as at December 31, 2024 and $nil billion as at June 30, 2024. Cash and cash equivalents and restricted cash at June 30, 2025, were $2.9 billion, compared to $3.8 billion at December 31, 2024 and $3.9 billion at June 30, 2024, which was all held on short-term deposits and investments.
Sensitivity to interest rate moves
At June 30, 2025, the before-tax earnings and cash flows impact of a 100bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $6 million favorable ($2 million favorable at December 31, 2024 and $5 million unfavorable at June 30, 2024).
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
Where economically feasible, the Company maintains Net Debt*2in the same relative ratio as capital employed to act as an economic hedge of the underlying currency assets. Where it is not feasible to do so, the Company may enter into foreign exchange forward contracts to hedge a portion of the net investment against the effect of exchange rate fluctuations. These transactions are designated as net investment hedges.
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $3.8 billion at June 30, 2025, compared to $4.6 billion at December 31, 2024 and $4.2 billion at June 30, 2024.
Holding all other variables constant, if there was a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding at June 30, 2025, would decrease by approximately $27 million with an offsetting movement in the hedged foreign currency exposure. In comparison, the fair market value of foreign currency contracts outstanding at December 31, 2024 would decrease by approximately $86 million and at June 30, 2024, would decrease by approximately $113 million, with an offsetting movement in the hedged foreign currency exposure.
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

* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 33 to 34.2
CRH Form 10-Q 38

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each month of the second quarter of fiscal year 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2025	1,582,410	$86.53	1,582,410	41,727,502
May 1 – May 31, 2025	1,047,549	$95.70	1,047,549	39,086,870
June 1 – June 30, 2025	1,064,785	$90.89	1,064,785	38,022,085
Total	3,694,744		3,694,744
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In the second quarter of 2025, the Company returned a further $0.3 billion of cash to shareholders through the repurchase of 3,694,744 Ordinary Shares (equivalent to 0.5% of the Company’s issued share capital). This brought total cash returned to shareholders under the Program to $9.0 billion since its commencement in May 2018. The purchases in the second quarter of 2025 were completed under the following tranches:

Date Announced		Max Amount to be Repurchased (in $ millions)	Expiry Date
February 26, 2025	(Tranche 24)	300	May 2, 2025
May 5, 2025	(Tranche 25)	300	August 5, 2025

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information
(a) Amended and Restated CEO Service Agreement
In order to align the service agreement of the Company's Chief Executive, Jim Mintern, with executive contracts put in place under the Compensation Committee's compensation framework, which was updated in 2025, and general U.S. market practice, on August 6, 2025, the Company entered into an agreement (the ‘A&R Service Agreement’) with Mr. Mintern which amends and restates his existing service agreement with the Company to incorporate changes to certain of the benefits to which Mr. Mintern will be entitled in connection with a Change in Control (as defined in the CRH plc Equity Incentive Plan approved by shareholders in May 2025).
CRH Form 10-Q 40

Pursuant to the A&R Service Agreement, Mr. Mintern will be entitled to terminate his employment within 24 months after a Change in Control of the Company if Mr. Mintern’s (1) position, authority, duties or responsibilities have been or will be materially diminished, in each case from those in effect immediately before the Change in Control, or (2) then prevailing Base Salary, Target Bonus or annual target long-term incentive opportunity have been or will be reduced, in each case from those in effect immediately before the Change in Control. Mr. Mintern will also be entitled to terminate within 60 days of a requirement to relocate his primary workplace more than 50 miles from his principal place of employment immediately prior to the Change in Control. In satisfaction of any and all claims Mr. Mintern may have upon such termination, Mr. Mintern will be entitled to an amount equal to three years of his then prevailing Base Salary and three years of his Target Bonus plus a pro-rated performance bonus for the year of termination.
Except as otherwise described herein, the terms and conditions of the A&R Service Agreement are generally consistent with those contained in his existing service agreement.
The foregoing is not a complete description of the parties’ obligations under the A&R Service Agreement and is qualified in its entirety to the full text and terms of the CRH plc Equity Incentive Plan and the A&R Service Agreement, which are attached hereto as Exhibits 10.33 and 10.37, respectively, and are incorporated herein by reference.
(b)Shareholder Proposals and Director Nominations
In accordance with Rule 14a-8 under the Exchange Act (‘Rule 14a-8’) and the Company’s Memorandum and Articles of Association, dated and effective from May 8, 2025 (the ‘Articles’), the deadlines for the receipt of shareholder proposals and Director nominations to be considered at the Company’s 2026 Annual General Meeting (the ‘2026 AGM’) are set forth below.
Any shareholder proposal submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy statement for the 2026 AGM must be received by the Company Secretary at CRH’s principal executive offices on or before November 28, 2025 to be eligible for consideration. Any proposal submitted pursuant to Rule 14a-8 must satisfy the rules and regulations of the SEC, including the eligibility requirements. As the rules of the SEC make clear, simply submitting a proposal does not guarantee its inclusion.
In addition, any nomination or proposal of other business (other than a proposal pursuant to Rule 14a-8) must comply with the procedures and other requirements specified in the Articles. Specifically, any nomination or other proposal that is a proper subject for consideration must be received by the Company Secretary at CRH’s principal executive offices no earlier than January 8, 2026 and no later than 5:00 p.m. at CRH's principal executive offices on February 7, 2026. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in the Articles and with any applicable law.
Notice provided by shareholders under the SEC’s Rule 14a-19 who intend to solicit proxies in support of nominees submitted pursuant to the Articles must be received by March 9, 2026 and must comply with the requirements of the Articles and the additional requirements of Rule 14a-19(b). Please note that the advance notice requirements of Rule 14a-19 do not override or supersede any longer advance notice requirements or any other requirements in the Articles.
All submissions to, or requests of, the Company Secretary should be made to CRH’s principal executive offices at Stonemason’s Way, Rathfarnham, Dublin 16, D16 KH51, Ireland or via e-mail at companysecretarysoffice@crh.com. Please ensure that receipt of all submissions is confirmed.
This description of the amendments to the Articles is qualified in its entirety by reference to the text of the Articles filed as Exhibit 3.1 to this Form 10-Q.
(c) Trading Plans
During the three months ended June 30, 2025, no Director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CRH Form 10-Q 41

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.
Exhibits

3.1	Memorandum and Articles of Association of CRH public limited company, dated May 8, 2025 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed May 9, 2025).
10.33*	CRH plc Equity Incentive Plan, dated May 8, 2025 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 9, 2025).
10.34*	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed May 9, 2025).
10.35*	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed May 9, 2025).
10.36*	Form of Restricted Share Unit Award Agreement (Non-Management Director) (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed May 9, 2025).
10.37*	Amended & Restated Group Chief Executive Officer Service Agreement by and between CRH Group Management Limited and Denis James Mintern, dated August 6, 2025.
22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
101	Inline eXtensible Business Reporting Language (XBRL).
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
*	Management compensation plan or arrangement.
**	Furnished herewith.
The total amount of long-term debt of the registrant and its subsidiaries authorized under any one instrument does not exceed 10% of the total assets of CRH plc and its subsidiaries on a consolidated basis. The Company agrees to furnish copies of any such instrument to the SEC upon request.
CRH Form 10-Q 42

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRH public limited company (Registrant)
By /s/ Nancy Buese
Nancy Buese
Chief Financial Officer
August 6, 2025

CRH Form 10-Q 43