Form 10-Q
period 2025-09-30
CRH PUBLIC LTD CO
filed 2025-11-05
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
+353 1 404 1000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbols:	Name of each exchange on which registered:
Ordinary Shares of €0.32 each	CRH	New York Stock Exchange
5.200% Guaranteed Notes due 2029	CRH/29	New York Stock Exchange
5.125% Guaranteed Notes due 2030	CRH/30	New York Stock Exchange
4.400% Guaranteed Notes due 2031	CRH/31	New York Stock Exchange
6.400% Notes due 2033	CRH/33A	New York Stock Exchange
5.400% Guaranteed Notes due 2034	CRH/34	New York Stock Exchange
5.500% Guaranteed Notes due 2035	CRH/35	New York Stock Exchange
5.000% Guaranteed Notes due 2036	CRH/36	New York Stock Exchange
5.875% Guaranteed Notes due 2055	CRH/55	New York Stock Exchange
5.600% Guaranteed Notes due 2056	CRH/56	New York Stock Exchange

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
☐ Yes      ☒ No
As of October 23, 2025, the number of outstanding Ordinary Shares was 670,270,575 (excluding Treasury stock of 38,308,450 shares).

CERTAIN TERMS
Except as otherwise specified or the context otherwise requires, references to 'CRH', the 'Company', 'we', 'us' or 'our' refer to CRH plc (together with its consolidated subsidiaries), and references to years indicate our fiscal year ended December 31 of the respective year.
References to the '2024 Form 10-K' are to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025. References to this 'Quarterly Report' are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025. All references to the 'Condensed Consolidated Financial Statements' are to Part I, Item 1 of this Quarterly Report. All references to the ‘same period in 2024’ refer to either the three months ended September 30, 2024, or the nine months ended September 30, 2024, as applicable, unless otherwise indicated.
References to 'Ordinary Shares', 'Common Shares' and 'Common stock' refer to our ordinary shares of €0.32 each.
CRH Form 10-Q 1

Forward-Looking Statements
In order to rely upon the “Safe Harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, CRH is providing the following cautionary statement.
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
In particular, the following, among other statements, are all forward looking in nature: plans and expectations regarding CRH’s outlook for 2026, drivers of CRH's performance in 2025, demand outlook, trends in CRH’s markets and key end-markets, government funding initiatives and manufacturing trends (including public investment in construction and re-industrialization activity), pricing trends, costs and weather patterns; plans and expectations regarding business strategy and cash returns for shareholders, including expectations regarding dividends and share buybacks; plans and expectations regarding CRH’s financial capacity, including our ability to fund acquisitions and meet working capital needs, capital expenditures, contractual obligations, dividends, share repurchases, upcoming debt maturities and other liquidity requirements; plans and expectations regarding the expansion of our operations and the timing and benefits of our acquisitions and divestitures; statements regarding the consummation (including timing thereof), expectations and benefits of the acquisition of Eco Material; statements regarding CRH's ability to meet growing demand for cementitious products to modernize North America's infrastructure and statements regarding the impact of CRH's approach on safety and sustainability.
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

CRH Form 10-Q 2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except share and per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2025	2024	2025	2024
Product revenues	8,087	7,482	21,618	20,158
Service revenues	2,982	3,033	6,413	6,544
Total revenues	11,069	10,515	28,031	26,702
Cost of product revenues	(4,083)	(3,674)	(11,992)	(11,010)
Cost of service revenues	(2,677)	(2,782)	(5,867)	(6,151)
Total cost of revenues	(6,760)	(6,456)	(17,859)	(17,161)
Gross profit	4,309	4,059	10,172	9,541
Selling, general and administrative expenses	(2,338)	(2,184)	(6,291)	(5,919)
Gain on disposal of long-lived assets	110	89	153	199
Operating income	2,081	1,964	4,034	3,821
Interest income	37	33	104	112
Interest expense	(209)	(164)	(590)	(452)
Other nonoperating income (expense), net	12	62	(17)	246
Income from operations before income tax expense and income from equity method investments	1,921	1,895	3,531	3,727
Income tax expense	(428)	(531)	(795)	(942)
Income from equity method investments	26	25	17	27
Net income	1,519	1,389	2,753	2,812
Net (income) attributable to redeemable noncontrolling interests	(10)	(9)	(18)	(21)
Net (income) attributable to noncontrolling interests	(6)	(4)	(7)	(2)
Net income attributable to CRH	1,503	1,376	2,728	2,789

Earnings per share attributable to CRH
Basic	$2.23	$1.99	$4.02	$4.03
Diluted	$2.21	$1.97	$3.99	$4.00

Weighted average common shares outstanding
Basic	672.3	681.6	674.4	685.0
Diluted	675.5	685.5	678.2	690.0
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in $ millions)

	Three months ended		Nine months ended
	September 30		September 30
	2025	2024	2025	2024
Net income	1,519	1,389	2,753	2,812
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(57)	363	692	166
Net change in fair value of effective portion of cash flow hedges, net of tax of $3 million and $6 million for the three months ended September 30, 2025, and September 30, 2024, respectively; and $2 million and $8 million for the nine months ended September 30, 2025, and September 30, 2024, respectively	21	(8)	(12)	(26)
Actuarial (losses) gains and prior service (costs) credits for pension and other postretirement plans, net of tax of $nil million and $(1) million for the three months ended September 30, 2025, and September 30, 2024, respectively; and $1 million and $nil million for the nine months ended September 30, 2025, and September 30, 2024, respectively	(2)	(7)	(18)	(8)
Other comprehensive (loss) income	(38)	348	662	132
Comprehensive income	1,481	1,737	3,415	2,944
Comprehensive (income) attributable to redeemable noncontrolling interests	(10)	(9)	(18)	(21)
Comprehensive (income) attributable to noncontrolling interests	(4)	(38)	(45)	(17)
Comprehensive income attributable to CRH	1,467	1,690	3,352	2,906
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 4

Condensed Consolidated Balance Sheets (Unaudited)
(in $ millions, except share data)

	September 30	December 31	September 30
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	4,198	3,720	2,978
Restricted cash	90	39	102
Accounts receivable, net	6,961	4,820	6,422
Inventories	5,019	4,755	4,644
Other current assets	584	749	694
Total current assets	16,852	14,083	14,840
Property, plant and equipment, net	23,783	21,452	21,289
Equity method investments	743	737	929
Goodwill	12,676	11,061	10,906
Intangible assets, net	2,146	1,211	1,105
Operating lease right-of-use assets, net	1,412	1,274	1,322
Other noncurrent assets	915	795	830
Total assets	58,527	50,613	51,221

Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	3,156	3,207	2,963
Accrued expenses	2,393	2,248	2,513
Current portion of long-term debt	3,968	2,999	3,218
Operating lease liabilities	257	265	271
Other current liabilities	1,822	1,577	1,703
Total current liabilities	11,596	10,296	10,668
Long-term debt	14,734	10,969	10,672
Deferred income tax liabilities	3,595	3,105	3,168
Noncurrent operating lease liabilities	1,188	1,074	1,117
Other noncurrent liabilities	2,785	2,319	2,430
Total liabilities	33,898	27,763	28,055
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	419	384	361
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of September 30, 2025, December 31, 2024, and September 30, 2024	1	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 709,054,314, 718,647,277 and 721,319,880 issued and outstanding, as of September 30, 2025, December 31, 2024, and September 30, 2024 respectively	287	290	291
Treasury stock, at cost (38,581,568, 41,355,384 and 41,493,074 shares as of September 30, 2025, December 31, 2024, and September 30, 2024 respectively)	(2,027)	(2,137)	(2,141)
Additional paid-in capital	361	422	392
Accumulated other comprehensive loss	(381)	(1,005)	(499)
Retained earnings	25,068	24,036	23,831
Total shareholders’ equity attributable to CRH shareholders	23,309	21,607	21,875
Noncontrolling interests	901	859	930
Total equity	24,210	22,466	22,805
Total liabilities, redeemable noncontrolling interests and equity	58,527	50,613	51,221
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 5

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Nine months ended
	September 30
	2025	2024
Cash Flows from Operating Activities:
Net income	2,753	2,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	1,606	1,288
Share-based compensation	104	96
Gains on disposals from businesses and long-lived assets, net	(126)	(389)
Deferred tax expense	175	195
Income from equity method investments	(17)	(27)
Pension and other postretirement benefits net periodic benefit cost	17	27
Non-cash operating lease costs	208	188
Other items, net	5	(17)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(1,940)	(1,527)
Inventories	(24)	(45)
Accounts payable	(264)	(276)
Operating lease liabilities	(226)	(218)
Other assets	(163)	(311)
Other liabilities	632	498
Pension and other postretirement benefits contributions	(30)	(35)
Net cash provided by operating activities	2,710	2,259

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, and intangibles	(1,892)	(1,635)
Acquisitions, net of cash acquired	(3,121)	(3,853)
Proceeds from divestitures	52	977
Proceeds from disposal of long-lived assets	183	203
Dividends received from equity method investments	23	22
Settlements of derivatives	(72)	(21)
Deferred divestiture consideration received	40	82
Other investing activities, net	82	(180)
Net cash used in investing activities	(4,705)	(4,405)

CRH Form 10-Q 6

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Nine months ended
	September 30
	2025	2024
Cash Flows from Financing Activities:
Proceeds from debt issuances	7,760	3,452
Payments on debt	(3,697)	(1,854)
Settlements of derivatives	120	34
Payments of finance lease obligations	(73)	(37)
Deferred and contingent acquisition consideration paid	(28)	(16)
Dividends paid	(749)	(1,469)
Distributions to noncontrolling and redeemable noncontrolling interests	(31)	(33)
Transactions involving noncontrolling interests	2	–
Repurchases of common stock	(930)	(1,224)
Amounts related to employee share plans	(55)	3
Net cash provided by (used in) financing activities	2,319	(1,144)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	205	(20)
Increase/(decrease) in cash and cash equivalents, including restricted cash	529	(3,310)
Cash and cash equivalents and restricted cash at the beginning of period	3,759	6,390
Cash and cash equivalents and restricted cash at the end of period	4,288	3,080

Supplemental cash flow information:
Cash paid for interest (including finance leases)	494	372
Cash paid for income taxes	380	654

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents presented in the Condensed Consolidated Balance Sheets	4,198	2,978
Restricted cash presented in the Condensed Consolidated Balance Sheets	90	102
Total cash and cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows	4,288	3,080
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.
CRH Form 10-Q 7

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	0.9	$1	711.7	$288	(38.6)	($2,028)	$323	($345)	$24,106	$22,345	$896	$23,241
Net income	–	–	–	–	–	–	–	–	1,503	1,503	6	1,509
Other comprehensive loss	–	–	–	–	–	–	–	(36)	–	(36)	(2)	(38)
Share-based compensation	–	–	–	–	–	–	38	–	–	38	–	38
Repurchases and retirement of common stock	–	–	(2.7)	(1)	–	–	–	–	(285)	(286)	–	(286)
Shares issued under employee share plans	–	–	–	–	–	1	–	–	–	1	–	1
Dividends declared on common stock	–	–	–	–	–	–	–	–	(249)	(249)	–	(249)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(5)	(5)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	6	6
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(7)	(7)	–	(7)
Balance at September 30, 2025	0.9	$1	709	$287	(38.6)	($2,027)	$361	($381)	$25,068	$23,309	$901	$24,210
For the three months ended September 30, 2025, dividends declared on Common stock were $0.37 per common share.

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	0.9	$1	718.6	$290	(41.4)	($2,137)	$422	($1,005)	$24,036	$21,607	$859	$22,466
Net income	–	–	–	–	–	–	–	–	2,728	2,728	7	2,735
Other comprehensive income	–	–	–	–	–	–	–	624	–	624	38	662
Share-based compensation	–	–	–	–	–	–	104	–	–	104	–	104
Repurchases and retirement of common stock	–	–	(9.6)	(3)	–	–	–	–	(927)	(930)	–	(930)
Shares issued under employee share plans	–	–	–	–	2.8	110	(165)	–	–	(55)	–	(55)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(749)	(749)	–	(749)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(11)	(11)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	6	6
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	2	2
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(20)	(20)	–	(20)
Balance at September 30, 2025	0.9	$1	709	$287	(38.6)	($2,027)	$361	($381)	$25,068	$23,309	$901	$24,210

For the nine months ended September 30, 2025, dividends declared on Common stock were $1.11 per common share.

CRH Form 10-Q 8

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	0.9	$1	725.1	$292	(41.5)	($2,143)	$359	($813)	$23,030	$20,726	$390	$21,116
Net income	–	–	–	–	–	–	–	–	1,376	1,376	4	1,380
Other comprehensive income	–	–	–	–	–	–	–	314	–	314	34	348
Share-based compensation	–	–	–	–	–	–	33	–	–	33	–	33
Repurchases and retirement of common stock	–	–	(3.8)	(1)	–	–	–	–	(316)	(317)	–	(317)
Shares issued under employee share plans	–	–	–	–	-	2	–	–	2	4	–	4
Dividends declared on common stock	–	–	–	–	–	–	–	–	(238)	(238)	–	(238)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(5)	(5)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	507	507
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(23)	(23)	–	(23)
Balance at September 30, 2024	0.9	$1	721.3	$291	(41.5)	($2,141)	$392	($499)	$23,831	$21,875	$930	$22,805
For the three months ended September 30, 2024, dividends declared on common stock were $0.35 per common share.

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
Net income	–	–	–	–	–	–	–	–	2,789	2,789	2	2,791
Other comprehensive income	–	–	–	–	–	–	–	117	–	117	15	132
Share-based compensation	–	–	–	–	–	–	96	–	–	96	–	96
Repurchases of common stock	–	–	–	–	(2.6)	(179)	–	–	–	(179)	–	(179)
Repurchases and retirement of common stock	–	–	(13.2)	(5)	–	–	–	–	(1,040)	(1,045)	–	(1,045)
Shares issued under employee share plans	–	–	–	–	3.5	237	(158)	–	(87)	(8)	–	(8)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(719)	(719)	–	(719)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(10)	(10)
Divestiture of noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(18)	(18)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	507	507
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(30)	(30)	–	(30)
Balance at September 30, 2024	0.9	$1	721.3	$291	(41.5)	($2,141)	$392	($499)	$23,831	$21,875	$930	$22,805
For the nine months ended September 30, 2024, dividends declared on Common stock were $1.05 per common share.

The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH Form 10-Q 9

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of significant accounting policies
1.1. Description of business
CRH operates in the building materials industry, providing essential materials and services for construction projects across its Americas and International footprint. The Company is a major producer of aggregates, cementitious materials, readymixed concrete, asphalt, precast concrete and outdoor living products and is a provider of paving and construction services, supplying a wide range of customers, including Federal and local authorities, general contractors, and the commercial and residential markets. CRH is one of the largest suppliers of building materials globally.
1.2. Basis of presentation and use of estimates
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited Consolidated Financial Statements and related notes thereto included in the Company’s 2024 Form 10-K. In the opinion of our management, these statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods and at the dates presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2024 Form 10-K.
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
1.3. Cash and cash equivalents and restricted cash
The Company had restricted cash of $6 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively, included within Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The Company is restricted from utilizing the cash for purposes other than with government approval as it is linked to the awarding of government licenses for quarrying.
Restricted cash of $90 million, $39 million and $102 million as separately presented in the Condensed Consolidated Balance Sheets at September 30, 2025 December 31, 2024, and September 30, 2024, respectively, consists of amounts held in escrow which were primarily designated for exchange of assets under Section 1031 of the U.S. Internal Revenue Code of 1986, as amended.
1.4. New accounting standards
Refer to Note 1.25 in the 2024 Form 10-K for impacts of new accounting standards. There were no material impacts from the adoption of new accounting standards for the nine months ended September 30, 2025.
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
The vertically integrated Essential Materials businesses manufacture and supply aggregates and cementitious materials for use in a range of construction and industrial applications.
Road Solutions supports the manufacturing, installation and maintenance of public highway infrastructure projects and commercial infrastructure.
Building & Infrastructure Solutions provides products that connect, protect and transport critical water, energy and telecommunications infrastructure and deliver complex commercial building projects.
Outdoor Living Solutions integrates specialized materials, products and design features to enhance the quality of private and public spaces.

	Three months ended September 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	1,519	–	1,458	2,977
Road Solutions (i)	4,118	–	1,456	5,574
Building & Infrastructure Solutions (ii)	–	725	547	1,272
Outdoor Living Solutions	–	1,072	174	1,246
Total revenues	5,637	1,797	3,635	11,069

	Three months ended September 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	1,390	–	1,363	2,753
Road Solutions (i)	3,909	–	1,432	5,341
Building & Infrastructure Solutions (ii)	–	705	488	1,193
Outdoor Living Solutions	–	1,052	176	1,228
Total revenues	5,299	1,757	3,459	10,515

	Nine months ended September 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	3,760	–	3,896	7,656
Road Solutions (i)	8,629	–	3,983	12,612
Building & Infrastructure Solutions (ii)	–	1,990	1,638	3,628
Outdoor Living Solutions	–	3,648	487	4,135
Total revenues	12,389	5,638	10,004	28,031

	Nine months ended September 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	3,605	–	3,560	7,165
Road Solutions (i)	8,302	–	3,652	11,954
Building & Infrastructure Solutions (ii)	–	1,933	1,509	3,442
Outdoor Living Solutions	–	3,633	508	4,141
Total revenues	11,907	5,566	9,229	26,702

CRH Form 10-Q 11

(i) Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time was:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2025	2024	2025	2024
Americas Materials Solutions	2,414	2,333	4,761	4,665
International Solutions	465	572	1,308	1,439
Total revenue from contracts with customers	2,879	2,905	6,069	6,104
(ii) Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time was:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2025	2024	2025	2024
Americas Building Solutions	12	17	40	66
International Solutions	91	111	304	374
Total revenue from contracts with customers	103	128	344	440
Contract assets were $957 million, $690 million and $1,004 million and contract liabilities were $405 million, $500 million and $495 million, at September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The Company recognized revenue of $382 million and $382 million for the nine months ended September 30, 2025, and September 30, 2024, respectively, which was previously included in the contract liability balance at December 31, 2024, and December 31, 2023, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts at September 30, 2025, December 31, 2024, and September 30, 2024 amounting to $697 million and $260 million, $450 million and $240 million, and $752 million and $252 million, respectively. Unbilled revenue represents the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On September 30, 2025, the Company had $3,592 million of transaction price allocated to remaining performance obligations. The majority of open contracts at September 30, 2025 are expected to close and revenue to be recognized within 12 months of the balance sheet date.
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
On September 15, 2025, the Company acquired Eco Material Technologies, a leading supplier of cementitious materials headquartered in Utah, United States (the 'Eco Material' acquisition) for a total consideration of $2,089 million. The Eco Material acquisition is reported in the Americas Materials Solutions segment.
During the nine months ended September 30, 2025, the Company completed the acquisition of 22 companies. The total cash consideration for these acquisitions, net of cash acquired, was $3,121 million. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions at September 30, 2025, including measurement period adjustments to provisional fair values in respect of acquisitions completed in previous periods, were:

in $ millions	Eco Material	Other acquisitions (i)	Total
Identifiable assets acquired and liabilities assumed
Assets
Cash and cash equivalents	23	8	31
Accounts receivable, net	137	100	237
Inventories	37	46	83
Other current assets	19	6	25
Property, plant and equipment, net	533	465	998
Equity method investments	–	(49)	(49)
Intangible assets, net	921	64	985
Operating lease right-of-use assets, net	71	34	105
Total assets	1,741	674	2,415
Liabilities
Accounts payable	49	47	96
Accrued expenses	17	9	26
Operating lease liabilities	55	35	90
Long-term debt	–	22	22
Deferred income tax liabilities	192	(2)	190
Other liabilities	130	62	192
Total liabilities	443	173	616
Total identifiable net assets at fair value	1,298	501	1,799
Goodwill	791	608	1,399
Redeemable noncontrolling interests	–	(17)	(17)
Noncontrolling interests	–	(6)	(6)
Total consideration	2,089	1,086	3,175

Consideration satisfied by:
Cash payments	2,089	1,063	3,152
Deferred consideration (stated at net present cost)	–	4	4
Contingent consideration	–	19	19
Total consideration	2,089	1,086	3,175

Acquisitions of businesses, net of cash acquired
Cash consideration	2,089	1,063	3,152
Less: cash and cash equivalents acquired	(23)	(8)	(31)
Total outflow in the Condensed Consolidated Statements of Cash Flows	2,066	1,055	3,121
(i)    Acquisitions are aggregated on the basis of individual immateriality. The acquisition balance sheet presented in this note reflects the identifiable net assets acquired in respect of acquisitions completed in the nine months through September 30, 2025, together with measurement period adjustments to provisional fair values in respect of acquisitions completed during previous periods; none of which were material.
As a result of the acquisitions completed through September 30, 2025, including adjustments to provisional values, the Company recognized $985 million of amortizable intangible assets and $1,399 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in the nine months ended September 30, 2025, $1,259 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of 19 years.

CRH Form 10-Q 13

Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with completed acquisitions. The Company incurred the following acquisition-related costs:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2025	2024	2025	2024
Acquisition-related costs
Substantial acquisition-related (i)	13	23	13	45
Other acquisitions	3	5	18	7
Total acquisition-related costs	16	28	31	52
(i) Represents expenses associated with the non-routine substantial acquisition of Eco Material during the third quarter of 2025. The comparative periods presented include expenses related to the acquisition of Adbri, an Australian-based materials business, and to the acquisition of a portfolio of cement and readymixed concrete operations and assets in Texas, during 2024.
For the period from acquisition date through September 30, 2025, and September 30, 2024, respectively, acquisitions contributed $322 million and $733 million to Total revenues and a loss of $13 million and $3 million to Net income attributable to CRH, excluding substantial acquisition-related costs that arose in that period and including the effect of interest expense to finance the acquisitions, respectively.
Pro forma results of operations for the current year acquisitions, as if they were combined as of January 1, 2024, have not been presented because they are not material to the Condensed Consolidated Financial Statements.
4. Accounts receivable, net
Accounts receivable, net, were:

	September 30	December 31	September 30
in $ millions	2025	2024	2024
Trade receivables	5,641	3,829	5,106
Construction contract assets	957	690	1,004
Total accounts receivable	6,598	4,519	6,110
Less: allowance for credit losses	(158)	(140)	(151)
Other current receivables	521	441	463
Total accounts receivable, net	6,961	4,820	6,422
Of the total Accounts receivable, net balances, $61 million, $46 million and $58 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively, were due from equity method investments.

The changes in the allowance for credit losses were:

in $ millions	2025	2024
At January 1	140	149
Charge-offs	(9)	(8)
Provision for credit losses	2	5
Foreign currency translation and other	25	5
At September 30	158	151
5. Inventories
Inventories were:

	September 30	December 31	September 30
in $ millions	2025	2024	2024
Raw materials	2,347	2,074	2,182
Work-in-process	286	267	246
Finished goods	2,386	2,414	2,216
Total inventories	5,019	4,755	4,644
CRH Form 10-Q 14

6. Goodwill
The changes in the carrying amount of goodwill were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061
Acquisitions	1,064	195	140	1,399
Foreign currency translation adjustment	15	9	195	219
Divestitures	–	–	(3)	(3)
Carrying value, September 30, 2025	6,882	3,274	2,520	12,676

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,989	9,158
Acquisitions	1,426	333	385	2,144
Foreign currency translation adjustment	(40)	(12)	(114)	(166)
Impairment charge for the period	–	–	(72)	(72)
Divestitures	–	(3)	(201)	(204)
Reclassified as held for sale	–	–	201	201
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,989	9,158
Acquisitions	1,270	160	278	1,708
Foreign currency translation adjustment	(11)	1	50	40
Divestitures	–	–	(201)	(201)
Reclassified from held for sale	–	–	201	201
Carrying value, September 30, 2024	5,676	2,913	2,317	10,906
There were no charges for goodwill impairment in the nine months ended September 30, 2025, and September 30, 2024.

CRH Form 10-Q 15

7. Additional financial information
Other current assets were:

	September 30	December 31	September 30
in $ millions	2025	2024	2024
Prepayments	396	303	323
Income tax recoverable	147	216	164
Other	41	230	207
Total other current assets	584	749	694

Accrued expenses were:

	September 30	December 31	September 30
in $ millions	2025	2024	2024
Accrued payroll and employee benefits	1,027	1,062	1,048
Other accruals	1,366	1,186	1,465
Total accrued expenses	2,393	2,248	2,513

Other current liabilities were:

	September 30	December 31	September 30
in $ millions	2025	2024	2024
Construction contract liabilities	405	500	495
Insurance liability	165	185	178
Income tax payable	166	97	148
Finance lease liabilities	97	67	60
Other	989	728	822
Total other current liabilities	1,822	1,577	1,703

Other noncurrent liabilities were:

	September 30	December 31	September 30
in $ millions	2025	2024	2024
Income tax payable	881	726	816
Asset retirement obligations	377	319	325
Pension liability	239	223	257
Insurance liability	302	269	266
Finance lease liabilities	409	190	168
Other	577	592	598
Total other noncurrent liabilities	2,785	2,319	2,430

CRH Form 10-Q 16

8. Debt
Long-term debt was:

		September 30	December 31	September 30
in $ millions	Effective interest rate	2025	2024	2024
Long-term debt
(U.S. Dollar denominated unless otherwise noted)
3.875% Senior Notes due 2025	3.93%	–	1,250	1,250
1.250% euro Senior Notes due 2026	1.25%	880	780	840
3.400% Senior Notes due 2027	3.49%	600	600	600
4.000% euro Senior Notes due 2027	4.13%	587	520	560
3.950% Senior Notes due 2028	4.07%	900	900	900
1.375% euro Senior Notes due 2028	1.42%	704	624	672
5.200% Senior Notes due 2029	5.30%	750	750	750
4.125% Sterling Senior Notes due 2029	4.22%	537	501	536
5.125% Senior Notes due 2030	5.25%	1,250	–	–
1.625% euro Senior Notes due 2030	1.72%	880	780	840
4.000% euro Senior Notes due 2031	4.10%	880	780	840
6.400% Senior Notes due 2033 (i)	6.43%	213	213	213
5.400% Senior Notes due 2034	5.52%	750	750	750
5.500% Senior Notes due 2035	5.57%	1,250	–	–
4.250% euro Senior Notes due 2035	4.38%	880	780	840
5.125% Senior Notes due 2045	5.25%	500	500	500
4.400% Senior Notes due 2047	4.44%	400	400	400
4.500% Senior Notes due 2048	4.63%	600	600	600
5.875% Senior Notes due 2055	5.97%	500	–	–
USD interest bearing loan due 2026	4.96%	750	750	–
PHP interest bearing loan due 2027	5.84%	390	379	407
AUD interest bearing loan due 2029	4.46%	569	478	565
U.S. Dollar Commercial Paper	4.60%	3,232	1,189	1,295
Euro Commercial Paper	2.18%	576	347	383
Other		80	48	66
Unamortized discounts and debt issuance costs		(79)	(68)	(70)
Total long-term debt (ii)		18,579	13,851	13,737
Less: current portion of long-term debt (iii)		(3,845)	(2,882)	(3,065)
Long-term debt		14,734	10,969	10,672
(i)    The $300 million 6.400% Senior Notes were issued in September 2003, and at the time of issuance the Senior Notes were partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued Senior Notes were acquired by the Company as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Condensed Consolidated Balance Sheets was $24 million, $27 million, and $27 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively.
(ii)    Of the Company’s nominal fixed rate debt at September 30, 2025, December 31, 2024, and September 30, 2024, $500 million, $1,375 million and $1,375 million, respectively, was hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal floating rate debt at September 30, 2025, December 31, 2024, and September 30, 2024, $nil million, $140 million, and $208 million, respectively, was hedged to fixed rates using interest rate swaps.
(iii)    Excludes borrowings from bank overdrafts of $123 million, $117 million and $153 million, which are recorded within Current portion of long-term debt in the Condensed Consolidated Balance Sheets at September 30, 2025, December 31, 2024, and September 30, 2024, respectively.
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
In October 2025, the Company raised an aggregate of $2.5 billion through the issuance and sale of Guaranteed Notes across three tranches in 5-year, 10-year and 30-year tenors with coupon rates of 4.400%, 5.000% and 5.600% respectively. See Note 18 for further information.
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
The deferred financing costs associated with the RCF were $5 million at September 30, 2025. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
At September 30, 2025, December 31, 2024, and September 30, 2024, there were no outstanding borrowings or letters of credit issued under the RCF and the undrawn committed facility available to be drawn by the Company at September 30, 2025 was $4,109 million (€3,500 million equivalent).
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
Commercial Paper:
At September 30, 2025, the Company had a $4,000 million U.S. Dollar Commercial Paper Program and a €1,500 million Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S. Dollar. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to September 30, 2025 are as follows:

in $ millions	Remainder of 2025	2026	2027	2028	2029	2030 and thereafter	Total
Long-term debt maturities	3,689	2,240	1,495	1,600	1,356	8,199	18,579

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
The carrying values of the Company’s Long-term debt were $18,579 million, $13,851 million, and $13,737 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The fair values of the Company’s Long-term debt were $18,584 million, $13,604 million, and $13,599 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The Redeemable noncontrolling interests included in the Condensed Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of Redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.10% and 7.13%.
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
The summary of the income tax expense from operations was:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2025	2024	2025	2024
Total tax expense	428	531	795	942
Effective income tax rate	22%	28%	23%	25%
The decrease in the effective tax rate for the three months ended September 30, 2025 is mainly driven by movement in uncertain tax positions during the period. The decrease in the effective tax rate for the nine months ended September 30, 2025 is mainly driven by movement in uncertain tax positions and valuation allowances.
11. Earnings per share (EPS)
The calculation of basic and diluted earnings per share was:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions, except share and per share data	2025	2024	2025	2024
Numerator
Net income	1,519	1,389	2,753	2,812
Net (income) attributable to redeemable noncontrolling interests	(10)	(9)	(18)	(21)
Net (income) attributable to noncontrolling interests	(6)	(4)	(7)	(2)
Adjustment of redeemable noncontrolling interests to redemption value	(7)	(23)	(20)	(30)
Net income attributable to CRH for EPS - basic and diluted	1,496	1,353	2,708	2,759

Denominator
Weighted average common shares outstanding - basic (i)	672.3	681.6	674.4	685.0
Effect of dilutive employee share awards (ii)	3.2	3.9	3.8	5.0
Weighted average common shares outstanding - diluted	675.5	685.5	678.2	690.0

Earnings per share attributable to CRH
Basic	$2.23	$1.99	$4.02	$4.03
Diluted	$2.21	$1.97	$3.99	$4.00
(i) The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury stock given that these shares do not rank for dividend.
(ii) Common Shares that would only be issued contingent on certain conditions totaling 3,184,287 at September 30, 2025, and 3,919,037 at September 30, 2024, are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the period presented.
CRH Form 10-Q 19

12. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance at June 30, 2025	(147)	(96)	(102)	(345)
Other comprehensive (loss) income before reclassifications	(58)	23	–	(35)
Amounts reclassified from Accumulated other comprehensive loss	1	(2)	(2)	(3)
Net current-period other comprehensive (loss) income	(57)	21	(2)	(38)
Other comprehensive loss attributable to noncontrolling interests	2	–	–	2
Balance at September 30, 2025	(202)	(75)	(104)	(381)

Balance at December 31, 2024	(856)	(63)	(86)	(1,005)
Other comprehensive income (loss) before reclassifications	725	(9)	–	716
Amounts reclassified from Accumulated other comprehensive loss	(33)	(3)	(18)	(54)
Net current-period other comprehensive income (loss)	692	(12)	(18)	662
Other comprehensive (income) attributable to noncontrolling interests	(38)	–	–	(38)
Balance at September 30, 2025	(202)	(75)	(104)	(381)

Balance at June 30, 2024	(617)	(65)	(131)	(813)
Other comprehensive income (loss) before reclassifications	363	(9)	–	354
Amounts reclassified from Accumulated other comprehensive loss	–	1	(7)	(6)
Net current-period other comprehensive income (loss)	363	(8)	(7)	348
Other comprehensive (income) attributable to noncontrolling interests	(34)	–	–	(34)
Balance at September 30, 2024	(288)	(73)	(138)	(499)

Balance at December 31, 2023	(439)	(47)	(130)	(616)
Other comprehensive income (loss) before reclassifications	205	(46)	–	159
Amounts reclassified from Accumulated other comprehensive loss	(39)	20	(8)	(27)
Net current-period other comprehensive income (loss)	166	(26)	(8)	132
Other comprehensive (income) attributable to noncontrolling interests	(15)	–	–	(15)
Balance at September 30, 2024	(288)	(73)	(138)	(499)

The amounts reclassified from Accumulated other comprehensive loss to income were:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2025	2024	2025	2024
Cash flow hedges
Cost of product revenues	(2)	1	(3)	23
Income tax benefit	–	–	–	(3)
Total	(2)	1	(3)	20
Pension and other postretirement plans
Other nonoperating income, net	(2)	(6)	(19)	(8)
Income tax (benefit) expense	–	(1)	1	–
Total	(2)	(7)	(18)	(8)
Reclassifications from Accumulated other comprehensive loss to income	(4)	(6)	(21)	12

CRH Form 10-Q 20

13. Segment information
The Company has the following three operating and reportable segments:
Americas Materials Solutions;
Americas Building Solutions; and
International Solutions
The Americas Materials Solutions segment provides building materials, products and services for the construction and maintenance of public infrastructure, commercial and residential buildings in North America. The primary materials produced by this segment include aggregates, cementitious materials, readymixed concrete and asphalt. This segment also provides paving and construction services for customers.
The Americas Building Solutions segment manufactures, supplies and delivers building products for the built environment in communities across North America. Our subsidiaries within this segment offer building and infrastructure solutions serving complex critical infrastructure (such as water, energy, transportation and telecommunications projects) and outdoor living solutions for enhancing private and public spaces.
The International Solutions segment provides building materials, products and services across Europe and Australia, for use in the construction of critical infrastructure, commercial and residential buildings and outdoor living spaces.
Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures and gain/loss on investments, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.
The key performance measures and segment expenses for the Company’s reportable segments were:

	Three months ended September 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	5,637	1,797	3,635	11,069
Less:
Labor	1,036	372	671	2,079
Energy costs	233	31	258	522
Other segment items (i)	2,813	962	1,998	5,773
Adjusted EBITDA	1,555	432	708	2,695

	Three months ended September 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	5,299	1,757	3,459	10,515
Less:
Labor	978	367	630	1,975
Energy costs	220	29	258	507
Other segment items (i)	2,617	1,006	1,956	5,579
Adjusted EBITDA	1,484	355	615	2,454

	Nine months ended September 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	12,389	5,638	10,004	28,031
Less:
Labor	2,738	1,132	1,976	5,846
Energy costs	581	95	735	1,411
Other segment items (i)	6,215	3,191	5,715	15,121
Adjusted EBITDA	2,855	1,220	1,578	5,653

	Nine months ended September 30, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	11,907	5,566	9,229	26,702
Less:
Labor	2,604	1,088	1,787	5,479
Energy costs	556	93	722	1,371
Other segment items (i)	6,055	3,246	5,397	14,698
Adjusted EBITDA	2,692	1,139	1,323	5,154

CRH Form 10-Q 21

(i)    The nature of other segment items is similar for each segment and primarily includes raw materials, haulage costs, subcontractor costs and other Selling, general and administrative expenses. The composition of other segment items is such that at a segment level none of these items is individually significant in determining segment performance.

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2025	2024	2025	2024
Adjusted EBITDA	2,695	2,454	5,653	5,154
Depreciation, depletion, amortization and impairment	(601)	(467)	(1,606)	(1,288)
Interest income	37	33	104	112
Interest expense	(209)	(164)	(590)	(452)
Gain (loss) on divestitures and investments (i)	4	59	(38)	242
Pension income excluding current service cost component (i)	5	1	14	3
Other interest, net (i)	3	2	7	1
Substantial acquisition-related costs	(13)	(23)	(13)	(45)
Income from operations before income tax expense and income from equity method investments	1,921	1,895	3,531	3,727
(i)    Gain (loss) on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income (expense), net in the Condensed Consolidated Statements of Income.

Depreciation, depletion, amortization and impairment for each of the segments were:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2025	2024	2025	2024
Americas Materials Solutions	260	213	715	611
Americas Building Solutions	99	85	287	249
International Solutions	242	169	604	428
Total depreciation, depletion, amortization and impairment	601	467	1,606	1,288

The segment assets were:

	September 30	December 31	September 30
in $ millions	2025	2024	2024
Assets
Americas Materials Solutions	25,988	21,474	21,695
Americas Building Solutions	9,988	9,049	9,006
International Solutions	17,119	15,011	15,963
Total assets for reportable segments	53,095	45,534	46,664

Additions to property, plant and equipment and intangible assets for each of the segments were:

	Nine months ended
	September 30
in $ millions	2025	2024
Property, plant and equipment and intangible asset additions (i)
Americas Materials Solutions	829	769
Americas Building Solutions	401	336
International Solutions	778	611
Total property, plant and equipment and intangible asset additions	2,008	1,716
(i) Property, plant and equipment and intangible asset additions exclude asset retirement cost additions.

CRH Form 10-Q 22

14. Pension and other postretirement benefits
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Income for the Pension and Other Postretirement Benefit (OPEB) Plans were:

	U.S.				Non-U.S.
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30		September 30		September 30		September 30
in $ millions	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	–	–	1	–	10	10	30	30
Interest cost	6	6	18	18	22	22	64	64
Expected return on assets	(6)	(5)	(17)	(15)	(25)	(23)	(74)	(67)
Amortization of:
Past service credit	–	–	–	–	(3)	(3)	(9)	(9)
Actuarial loss	–	1	–	3	1	1	4	3
Settlement gain (i)	–	–	–	–	–	–	–	(3)
Net periodic benefit cost (ii) (iii)	–	2	2	6	5	7	15	18
(i) Settlement gain of $3 million for the nine months ended September 30, 2024 relates to pension plans divested as part of the sale of the Company's Lime operations in Europe and is included in gain (loss) on divestitures and investments, within Other nonoperating income (expense), net.
(ii) Includes net periodic benefit cost of $1 million and $1 million related to OPEB plans for the three months ended September 30, 2025, and September 30, 2024, and $3 million and $3 million for the nine months ended September 30, 2025, and September 30, 2024, respectively.
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
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Condensed Consolidated Balance Sheets before intragroup eliminations with other CRH companies were:

	September 30	December 31	September 30
in $ millions	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	17	21	20
Accounts receivable, net	41	38	39
Inventories	88	96	101
Other current assets	62	58	56
Total current assets	208	213	216
Property, plant and equipment, net	812	846	882
Goodwill	190	190	197
Intangible assets, net	–	1	–
Operating lease right-of-use assets, net	4	5	5
Other noncurrent assets	10	9	13
Total assets	1,224	1,264	1,313

Liabilities
Current liabilities:
Accounts payable	114	106	80
Accrued expenses	36	44	52
Current portion of long-term debt	12	33	77
Operating lease liabilities	1	1	1
Other current liabilities	20	25	23
Total current liabilities	183	209	233
Long-term debt	377	345	329
Deferred income tax liabilities	91	94	98
Noncurrent operating lease liabilities	3	4	4
Other noncurrent liabilities	23	21	20
Total liabilities	677	673	684

The operating results of the consolidated VIE, reported within the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows before intragroup eliminations with other CRH companies were:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2025	2024	2025	2024
Total revenues	77	88	243	282
Total cost of revenues	(75)	(86)	(240)	(262)
Gross profit	2	2	3	20
Net loss	(13)	(10)	(43)	(22)

Net cash used in operating activities			(12)	(11)
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
The following table summarizes the redeemable noncontrolling interest for the following periods:

in $ millions
Balance at June 30, 2025	389
Net income attributable to redeemable noncontrolling interests	10
Acquisitions	17
Adjustment to the redemption value	7
Dividends paid	(4)
Balance at September 30, 2025	419

Balance at June 30, 2024	335
Net income attributable to redeemable noncontrolling interests	9
Adjustment to the redemption value	23
Dividends paid	(6)
Balance at September 30, 2024	361

in $ millions
Balance at December 31, 2024	384
Net income attributable to redeemable noncontrolling interests	18
Acquisitions	17
Adjustment to the redemption value	20
Dividends paid	(20)
Balance at September 30, 2025	419

Balance at December 31, 2023	333
Net income attributable to redeemable noncontrolling interests	21
Adjustment to the redemption value	30
Dividends paid	(23)
Balance at September 30, 2024	361

17. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $17.8 billion, $13.1 billion, and $12.9 billion in respect of loans and borrowings, bank advances and derivative obligations at September 30, 2025, December 31, 2024, and September 30, 2024, respectively, and $0.5 billion, $0.4 billion, and $0.5 billion at September 30, 2025, December 31, 2024, and September 30, 2024, respectively, in respect of letters of credit due within one year.

Legal Proceedings
The Company is not involved in any proceedings that it believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

CRH Form 10-Q 25

18. Subsequent events
The Company has evaluated subsequent events occurring through to the date the Condensed Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements except as noted below.
Issuance of Senior Notes
In October 2025, a wholly-owned subsidiary of the Company completed the issuance and sale of $1.0 billion 4.400% Guaranteed Notes due 2031, $1.0 billion 5.000% Guaranteed Notes due 2036, and $0.5 billion 5.600% Guaranteed Notes due 2056. The Notes are fully and unconditionally guaranteed by the Company as to the principal, interest, premium, if any, and any other amounts payable in respect of them. Net proceeds from the offering are expected to be used for general corporate purposes.
CRH Form 10-Q 26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for the three and nine months ended September 30, 2025. This MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1. "Financial Statements” of this Quarterly Report.
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

Overview
CRH is a leading provider of building materials that build, connect and improve our world. Since formation in 1970, CRH has evolved from being a supplier of base materials to solving complex construction challenges for our customers. CRH’s connected portfolio uniquely integrates materials, products and services across the construction value chain, better serving our customers’ needs and driving repeat business. This customer centric approach is making construction simpler, safer and more sustainable.
CRH provides a connected offering of essential materials (aggregates and cementitious materials), value-added building products as well as construction services to our customers. CRH’s capabilities, innovation and technical expertise enable it to be a valuable partner for transportation and critical infrastructure projects, complex non-residential construction and outdoor living solutions.
Operating in 28 countries, the Company has market leadership positions in North America, Europe and Australia. The United States is expected to be a key driver of future growth for CRH due to continued economic expansion, a growing population and significant public investment in construction. Our International businesses, which benefit from strong economic and construction growth prospects as well as recurring repair and remodel demand, are an important strategic part of the Company. CRH intends to continue to expand its North American and International operations given significant government support for infrastructure and increasing demand for building materials in major infrastructure and commercial projects.
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
Financial performance highlights
Three months ended September 30, 2025
CRH delivered a strong third quarter performance compared to the third quarter of 2024, resulting in the following performance highlights for the three months ended September 30, 2025 (comparisons are versus the prior year's third quarter):
•Total revenues increased 5% to $11.1 billion;
•Net income increased by $130 million to $1.5 billion. Adjusted EBITDA*1was $2.7 billion, an increase of $241 million, or 10%;
•Net income margin was 13.7% compared with 13.2%, an increase of 50 basis points (bps). Adjusted EBITDA margin* was 24.3%, an increase of 100bps on the prior year's third quarter Adjusted EBITDA margin* of 23.3%; and
•Diluted Earnings Per Share (EPS) was $2.21 compared to $1.97.
Nine months ended September 30, 2025
CRH delivered a good performance in the nine months ended September 30, 2025 compared to the prior year, resulting in the following performance highlights (comparisons are versus the prior year's first nine months):
•Total revenues increased 5% to $28.0 billion;
•Net income was $2.8 billion, a decrease of $59 million compared to the prior year. Adjusted EBITDA*2was $5.7 billion, an increase of $499 million, or 10%;
•Net income margin was 9.8% compared with 10.5%, a decrease of 70bps. Adjusted EBITDA margin* was 20.2%, an increase of 90bps on the prior year Adjusted EBITDA margin* of 19.3%; and
•Diluted EPS was $3.99 compared to $4.00.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 34 to 35.1
2
CRH Form 10-Q 27

Capital allocation highlights
Nine months ended September 30, 2025
•Cash returned to shareholders through share buybacks was $0.9 billion, a decrease of $0.1 billion versus the first nine months of the prior year. On November 4, 2025, the latest tranche of the share buyback program was completed, bringing the year-to-date repurchases to $1.1 billion. A further tranche has been announced, extending the ongoing share buyback program by an additional $0.3 billion to be completed no later than February 17, 2026;
•Cash paid to shareholders through dividends was $0.7 billion, compared with $1.5 billion in the first nine months of the prior year. The decrease primarily reflects the payment of a second interim 2023 dividend in Q1 2024, which was not repeated in Q1 2025. CRH declared a quarterly dividend of $0.37 per share in February 2025, May 2025 and August 2025 and a fourth quarterly dividend per share of $0.37 per share announced on November 5, 2025, representing an annualized increase of 6% on the prior year; and
•A total of 22 acquisitions were completed for consideration of $3.2 billion, compared with $3.9 billion in the first nine months of the prior year. A further $1.9 billion was invested in growth and maintenance capital expenditure projects, compared with $1.6 billion for the comparable 2024 period.
Development Review
In the three months ended September 30, 2025, CRH completed nine acquisitions for a total consideration of $2.5 billion, compared with $1.4 billion in the same period of 2024. Americas Materials Solutions completed three acquisitions, Americas Building Solutions completed two acquisitions and International Solutions completed four acquisitions.
For the nine months ended September 30, 2025, CRH completed 22 acquisitions for a total consideration of $3.2 billion, compared with $3.9 billion in the first nine months of the prior year.
In September 2025, CRH completed the acquisition of Eco Material, a leading supplier of cementitious materials in North America for a total consideration of $2.1 billion. The Eco Material transaction uniquely positions CRH to meet growing demand for cementitious products to modernize North America's infrastructure.
With respect to divestitures, in the three months ended September 30, 2025, cash proceeds from divestitures and disposals of long-lived assets were $0.1 billion, in line with the same period in 2024 (Q3 2024: $0.1 billion). For the nine months ended September 30, 2025, CRH realized cash proceeds from divestitures and disposals of long-lived assets of $0.2 billion, compared with $1.2 billion in the prior year period.
Outlook
The outlook for the remainder of 2025 is positive, reflecting the continued execution of our strategy, leading performance across our markets, and contributions from acquisitions. Looking ahead to 2026, we expect favorable underlying demand across our key end-markets, underpinned by significant public investment in infrastructure and continued reindustrialization activity. Within the residential sector, the new-build segment is expected to remain subdued, while repair and remodel activity remains resilient. Assuming normal seasonal weather patterns and absent any major dislocations in the political or macroeconomic environment, CRH's superior strategy, connected portfolio and leading positions of scale in attractive high-growth markets, together with our strong and flexible balance sheet, are expected to underpin another year of growth and value creation in 2026.

CRH Form 10-Q 28

Results of Operations
Revenues are derived from a range of products and services across three segments. The Americas Materials Solutions segment utilizes an extensive network of reserve-backed quarry locations to produce and supply a range of materials including aggregates, cementitious materials, readymixed concrete and asphalt, as well as providing paving and construction services. The Americas Building Solutions segment manufactures, supplies and delivers high-quality building products and solutions. The International Solutions segment provides a connected offering of building materials, products and services for the construction and renovation of public infrastructure, critical networks, commercial and residential buildings, and outdoor living spaces.
The table below summarizes CRH’s unaudited Condensed Consolidated Statements of Income for the periods indicated.3

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2025	2024	2025	2024
Total revenues	11,069	10,515	28,031	26,702
Total cost of revenues	(6,760)	(6,456)	(17,859)	(17,161)
Gross profit	4,309	4,059	10,172	9,541
Selling, general and administrative expenses	(2,338)	(2,184)	(6,291)	(5,919)
Gain on disposal of long-lived assets	110	89	153	199
Operating income	2,081	1,964	4,034	3,821
Interest income	37	33	104	112
Interest expense	(209)	(164)	(590)	(452)
Other nonoperating income (expense), net	12	62	(17)	246
Income from operations before income tax expense and income from equity method investments	1,921	1,895	3,531	3,727
Income tax expense	(428)	(531)	(795)	(942)
Income from equity method investments	26	25	17	27
Net income	1,519	1,389	2,753	2,812
Net (income) attributable to redeemable noncontrolling interests	(10)	(9)	(18)	(21)
Net (income) attributable to noncontrolling interests	(6)	(4)	(7)	(2)
Net income attributable to CRH	1,503	1,376	2,728	2,789
Diluted earnings per share attributable to CRH	$2.21	$1.97	$3.99	$4.00
Adjusted EBITDA*	2,695	2,454	5,653	5,154

Total revenues
Total revenues were $11.1 billion for the three months ended September 30, 2025, an increase of $0.6 billion, or 5%, from the same period in 2024, driven by positive demand, strong commercial execution and contributions from acquisitions.
For the nine months ended September 30, 2025, total revenues were $28.0 billion, an increase of 5% from the first nine months of 2024, reflecting effective commercial execution, continued pricing progress and contributions from acquisitions which helped offset the impact of divestitures and adverse weather conditions across several regions earlier in the year.
For additional discussion on segment revenues, see “Segments” section on pages 31 to 33.
Gross profit
Gross profit for the three months ended September 30, 2025, was $4.3 billion, an increase of $0.3 billion, or 6% from the same period in 2024. The gross profit margin of 38.9% increased 30bps from 38.6% in the third quarter of the prior year. Labor and energy costs both increased by 3%, while depreciation and amortization expenses increased by 18% reflecting the impact of acquisitions and higher capital expenditures. Other costs increased 4% from the same period in 2024, resulting in a total cost of revenues increase of 5% in the quarter.
For the nine months ended September 30, 2025, gross profit was $10.2 billion, an increase of $0.6 billion, or 7%, from the same period in 2024, with total revenues 5% ahead of the same period in 2024, while total cost of revenues increased by 4%. The gross profit margin of 36.3% increased 60bps from 35.7% for the first nine months of the prior year. The increase in cost of revenues was primarily driven by a 5% increase in labor costs, attributable to higher headcount from acquisitions and inflationary pressures, as well as a 22% higher depreciation and amortization expense, reflecting the impact of acquisitions and increased capital expenditures. Energy costs increased by 3%, while other costs were 2% ahead of the prior year period.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 34 to 35.3
CRH Form 10-Q 29

Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administrative expenses, were $2.3 billion for the three months ended September 30, 2025, an increase of $0.2 billion, or 7%, from the comparable 2024 period. The increase was primarily driven by a 9% increase in labor costs reflecting higher headcount and wage inflation and a 7% increase in haulage expenses resulting from acquisition activity.
For the nine months ended September 30, 2025, SG&A expenses were $6.3 billion, an increase of $0.4 billion, or 6%, from the comparable 2024 period. SG&A expenses increased primarily due to a 9% increase in labor costs impacted by higher headcount from acquisitions and wage inflation and a 6% increase in haulage expenses mainly due to acquisition activity.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets was $110 million for the three months ended September 30, 2025, an increase of $21 million compared with 2024. The increase was primarily due to the disposal of certain land assets in the Americas Buildings Solutions segment. For the nine months ended September 30, 2025, gain on disposal of long-lived assets was $153 million, a decrease of $46 million. The decrease was primarily due to the non-recurrence of equivalent levels of prior year gains on land asset sales in North America.
Interest income
Interest income was $37 million for the three months ended September 30, 2025, an increase of $4 million from the comparable period in 2024. For the nine months ended September 30, 2025, interest income was $104 million, a decrease of $8 million from the comparable period, primarily due to lower cash deposits in the period.
Interest expense
Interest expense was $209 million for the three months ended September 30, 2025, an increase of $45 million from the comparable period in 2024 and $590 million for the nine months ended September 30, 2025, an increase of $138 million from the prior period. The increase was primarily due to higher gross debt balances.
Other nonoperating income (expense), net
Other nonoperating income (expense), net, was $12 million for the three months ended September 30, 2025, compared with $62 million in the comparable period for 2024. Other nonoperating income (expense), net, includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The reduction versus prior year was reflective of the non-recurrence of prior year gains on divestitures.
Other nonoperating income (expense), net, was an expense of ($17) million for the nine months ended September 30, 2025, compared with income of $246 million in the comparable period for 2024. The reduction versus prior year primarily related to the non-recurrence of the gain on the divestiture of the European Lime operations and unrealized gains on certain investments.
Income tax expense
For the three months ended September 30, 2025, the Company had an income tax expense of $428 million, compared to $531 million for the comparable period in 2024. The effective tax rate was 22% for the third quarter of 2025 compared with an effective tax rate of 28% for the third quarter of 2024. The decrease in the effective tax rate for the three months ended September 30, 2025, was mainly driven by movements in uncertain tax provisions.
For the nine months ended September 30, 2025, the Company had an income tax expense of $795 million compared to $942 million for the comparable period in 2024. The effective tax rate was 23% for the first nine months of 2025 compared with an effective tax rate of 25% for the same period in 2024. The decrease in the effective tax rate for the nine months ended September 30, 2025, was mainly driven by movements in uncertain tax provisions and valuation allowances.
Income from equity method investments
For the three months ended September 30, 2025, income of $26 million was recorded in income from equity method investments, an increase of $1 million from the comparable period in 2024. Income of $17 million was recorded for the nine months ended September 30, 2025, a decrease of $10 million from the comparable period in 2024.
Net income
Net income was $1.5 billion for the three months ended September 30, 2025, an increase of $130 million from the comparable period in 2024, reflecting a strong underlying operating performance in the period.
Net income was $2.8 billion for the nine months ended September 30, 2025, a decrease of $59 million from the comparable period in 2024, with a positive underlying operating performance offset by the non-recurrence of gains on prior year divestitures.
Net income attributable to CRH and earnings per share
Net income attributable to CRH was $1.5 billion for the three months ended September 30, 2025, an increase of $127 million from the comparable period in 2024. Diluted EPS for the three months ended September 30, 2025, was $2.21, compared with diluted EPS of $1.97 for the three months ended September 30, 2024.
Net income attributable to CRH was $2.7 billion for the nine months ended September 30, 2025, a decrease of $61 million from the comparable period in 2024. Diluted EPS for the nine months ended September 30, 2025, was $3.99, compared with $4.00 for the nine months ended September 30, 2024.

CRH Form 10-Q 30

Segments
CRH is organized through three reportable segments across two Divisions. CRH’s Americas Division comprises two segments: Americas Materials Solutions and Americas Building Solutions; and CRH’s International Division comprises the other segment.
Within CRH’s segments, revenue is disaggregated by principal activities and products. Business lines are reviewed and evaluated as follows: (1) Essential Materials, (2) Road Solutions, (3) Building & Infrastructure Solutions, and (4) Outdoor Living Solutions. The Essential Materials businesses manufacture and supply aggregates and cementitious materials for use in a range of construction and industrial applications. Road Solutions supports the manufacturing, installation and maintenance of public highway infrastructure projects and commercial infrastructure. Building & Infrastructure Solutions provides products that connect, protect and transport critical water, energy and telecommunications infrastructure and deliver complex commercial building projects. Outdoor Living Solutions integrates specialized materials, products and design features to enhance the quality of private and public spaces.
The Company’s measure of segment profit is Adjusted EBITDA, which is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, loss on impairments, gain/loss on divestitures and investments, income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.

Americas Materials Solutions
Three months ended September 30, 2025

		Analysis of Change
in $ millions	Three months ended September 30, 2024	Currency	Acquisitions	Divestitures	Organic	Three months ended September 30, 2025	% change
Total revenues	5,299	(4)	+254	–	+88	5,637	+6%
Adjusted EBITDA	1,484	(1)	+60	–	+12	1,555	+5%
Adjusted EBITDA margin	28.0%					27.6%

Americas Materials Solutions’ total revenues were 6% ahead of the third quarter of 2024, supported by favorable underlying activity levels, sustained pricing momentum and positive contributions from acquisitions.
In Essential Materials, total revenues increased by 9% due to positive pricing and solid underlying demand. Aggregates volumes increased by 7% supported by positive demand and contributions from acquisitions in the period, while underlying cement volumes were 4% ahead of the prior year. Aggregates pricing increased 4% year-on-year, impacted by a geographic and project-related shift in product mix during the period, while underlying cement pricing was up 1%.
In Road Solutions, total revenues increased by 5%. Asphalt volumes increased by 6% supported by more favorable weather conditions, with pricing in line with the prior year. Readymixed concrete volumes increased by 1% compared to the prior year while pricing increased by 2%. Paving and construction revenues increased by 4% supported by contributions from acquisitions. Construction backlogs were ahead of the prior year, with positive momentum in bidding activity.
Third quarter Adjusted EBITDA for Americas Materials Solutions was 5% ahead of the prior year, supported by positive pricing momentum, disciplined cost management and contributions from acquisitions. Adjusted EBITDA margin was 40bps lower than the third quarter of 2024, primarily due to the non-recurrence of equivalent levels of prior year gains on land asset sales.

Americas Materials Solutions
Nine months ended September 30, 2025

		Analysis of Change
in $ millions	Nine months ended September 30, 2024	Currency	Acquisitions	Divestitures	Organic	Nine months ended September 30, 2025	% change
Total revenues	11,907	(17)	+612	(16)	(97)	12,389	+4%
Adjusted EBITDA	2,692	(2)	+117	+6	+42	2,855	+6%
Adjusted EBITDA margin	22.6%					23.0%
Americas Materials Solutions’ total revenues were 4% ahead of the first nine months of 2024, as pricing progress and contributions from acquisitions more than offset weather-impacted volumes in some markets earlier in the year.
In Essential Materials, total revenues increased by 4% supported by positive pricing and good contributions from acquisitions. Aggregates volumes increased by 4% driven by positive contributions from acquisitions, while underlying cement volumes were 1% ahead compared to the same period in 2024. Prices in aggregates were ahead by 5% year-on-year, impacted by product mix, while underlying cement prices were ahead by 2%.
In Road Solutions, total revenues increased by 4% due to sustained activity levels, positive contributions from acquisitions and higher pricing. Readymixed concrete volumes were up 4% compared to the prior year, supported by acquisitions, while pricing increased by 2%. Paving and construction revenues increased by 2%, with construction backlogs ahead of the prior year. Asphalt volumes increased 3% over the prior year while pricing increased by 1%.
Adjusted EBITDA for Americas Materials Solutions was 6% ahead of the comparable period in 2024, driven by positive acquisition performance, disciplined cost management and operational efficiencies. Adjusted EBITDA margin increased by 40bps on the same period in 2024.
CRH Form 10-Q 31

Americas Building Solutions
Three months ended September 30, 2025

		Analysis of Change
in $ millions	Three months ended September 30, 2024	Currency	Acquisitions	Divestitures	Organic	Three months ended September 30, 2025	% change
Total revenues	1,757	–	+38	(8)	+10	1,797	+2%
Adjusted EBITDA	355	–	+12	(2)	+67	432	+22%
Adjusted EBITDA margin	20.2%					24.0%

Americas Building Solutions' total revenues were 2% ahead of the third quarter of 2024, driven by good commercial management and contributions from acquisitions.
In Building & Infrastructure Solutions, total revenues were 3% ahead of Q3 2024, driven by solid demand in water and a good performance in our energy business supported by data center activity and positive contributions from acquisitions.
In Outdoor Living Solutions, total revenues were 2% ahead of the prior year period, with positive contributions from acquisitions and resilient underlying RMI demand.
Adjusted EBITDA for Americas Building Solutions was 22% ahead of the third quarter of 2024, benefiting from good cost management, positive contributions from acquisitions and ongoing business and asset optimization initiatives, including the gain on disposal of certain land assets. Adjusted EBITDA margin was 380bps ahead of the prior year period.

Americas Building Solutions
Nine months ended September 30, 2025

		Analysis of Change
in $ millions	Nine months ended September 30, 2024	Currency	Acquisitions	Divestitures	Organic	Nine months ended September 30, 2025	% change
Total revenues	5,566	(5)	+181	(27)	(77)	5,638	+1%
Adjusted EBITDA	1,139	–	+49	(5)	+37	1,220	+7%
Adjusted EBITDA margin	20.5%					21.6%

Americas Building Solutions' total revenues were up 1% compared to the prior year, driven by good commercial management and contributions from acquisitions, which offset adverse weather impacts.
In Building & Infrastructure Solutions, total revenues were 3% ahead of the same period in 2024, supported by good underlying activity in our water and energy businesses and positive impacts from acquisitions.
In Outdoor Living Solutions, total revenues were in line with the prior year, as the impact of adverse weather across certain key markets was partly offset by incremental growth from acquisitions.
Adjusted EBITDA for Americas Building Solutions was 7% ahead of prior year, with good commercial management, positive contributions from acquisitions and gains on land asset sales more than offsetting the impact of challenging weather and subdued residential activity. Adjusted EBITDA margin was 110bps ahead of the prior year period.

CRH Form 10-Q 32

International Solutions
Three months ended September 30, 2025

		Analysis of Change
in $ millions	Three months ended September 30, 2024	Currency	Acquisitions	Divestitures	Organic	Three months ended September 30, 2025	% change
Total revenues	3,459	+149	+137	(134)	+24	3,635	+5%
Adjusted EBITDA	615	+27	+21	+2	+43	708	+15%
Adjusted EBITDA margin	17.8%					19.5%

International Solutions' total revenues were 5% ahead of the third quarter of 2024, supported by pricing momentum and contributions from acquisitions.
In Essential Materials, total revenues were 7% ahead of the comparable period in 2024, supported by strong contributions from acquisitions offsetting reduced activity in certain markets. Aggregates and cement volumes were 1% and 6% ahead of the comparable period in 2024, respectively, with pricing in line with the comparable period in 2024.
In Road Solutions, total revenues were 2% ahead of the comparable period in 2024, with volumes in readymixed concrete 1% ahead and pricing in line with the prior year, benefiting from higher activity levels across most markets. Asphalt pricing was slightly ahead of the comparable period in 2024, with volumes declining 1%. Paving and construction revenue declined by 7% due to the impact of divestitures.
Within Building & Infrastructure Solutions and Outdoor Living Solutions, total revenues were 9% ahead of the comparable period in 2024, supported by contributions from acquisitions.
Adjusted EBITDA in International Solutions was 15% ahead of the third quarter of 2024, driven by operational efficiencies, resilient pricing and contributions from acquisitions. Adjusted EBITDA margin increased by 170bps compared to the prior year.

International Solutions
Nine months ended September 30, 2025

		Analysis of Change
in $ millions	Nine months ended September 30, 2024	Currency	Acquisitions	Divestitures	Organic	Nine months ended September 30, 2025	% change
Total revenues	9,229	+255	+937	(292)	(125)	10,004	+8%
Adjusted EBITDA	1,323	+53	+124	(9)	+87	1,578	+19%
Adjusted EBITDA margin	14.3%					15.8%

In the first nine months of the year, total revenues in International Solutions increased by 8%, driven by contributions from acquisitions and favorable pricing.
In Essential Materials, total revenues were 9% above the comparable period in 2024 due to favorable pricing and contributions from acquisitions which more than offset the impact of the European Lime operations divestment. Aggregates pricing was 3% ahead with cement pricing 1% ahead of the comparable period in 2024, while aggregates and cement volumes were 5% and 9% ahead of the prior year, respectively.
In Road Solutions, total revenues were 9% above the comparable period in 2024, with volumes and prices in readymixed concrete ahead by 13% and 5%, respectively, benefiting from volume growth in the majority of countries as well as contributions from acquisitions. Asphalt volumes and pricing declined 3% and 2%, respectively.
Total revenues in Building & Infrastructure Solutions and Outdoor Living Solutions increased by 5% compared to the prior year, supported by contributions from acquisitions.
Adjusted EBITDA in International Solutions was 19% ahead of the comparable period in 2024, with contributions from acquisitions, pricing progress and operational efficiencies driving improvements. Adjusted EBITDA margin increased by 150bps compared to the prior year.

CRH Form 10-Q 33

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
Certain information presented is derived from amounts calculated in accordance with U.S. GAAP but is not itself an expressly permitted GAAP measure. The non-GAAP performance measures as summarized below should not be viewed in isolation or as an alternative to the most directly comparable GAAP measure.
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
A reconciliation to the most directly comparable GAAP measure is presented below:

	Three months ended		Nine months ended
	September 30		September 30
in $ millions	2025	2024	2025	2024
Net income	1,519	1,389	2,753	2,812
Income from equity method investments	(26)	(25)	(17)	(27)
Income tax expense	428	531	795	942
(Gain) loss on divestitures and investments (i)	(4)	(59)	38	(242)
Pension income excluding current service cost component (i)	(5)	(1)	(14)	(3)
Other interest, net (i)	(3)	(2)	(7)	(1)
Interest expense	209	164	590	452
Interest income	(37)	(33)	(104)	(112)
Depreciation, depletion, amortization and impairment	601	467	1,606	1,288
Substantial acquisition-related costs (ii)	13	23	13	45
Adjusted EBITDA	2,695	2,454	5,653	5,154

Total revenues	11,069	10,515	28,031	26,702
Net income margin	13.7%	13.2%	9.8%	10.5%
Adjusted EBITDA margin	24.3%	23.3%	20.2%	19.3%

(i) (Gain) loss on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income (expense), net in the Condensed Consolidated Statements of Income.
(ii) Represents expenses associated with non-routine substantial acquisitions, which meet the criteria for being separately reported in Note 3 “Acquisitions” of the unaudited financial statements. Expenses primarily include legal and consulting expenses related to these non-routine substantial acquisitions.

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
A reconciliation to the most directly comparable GAAP measure is presented below:

	September 30	December 31	September 30
in $ millions	2025	2024	2024
Short and long-term debt	(18,702)	(13,968)	(13,890)
Cash and cash equivalents	4,198	3,720	2,978
Finance lease liabilities	(506)	(257)	(228)
Derivative financial instruments (net)	4	(27)	(35)
Net Debt	(15,006)	(10,532)	(11,175)

CRH Form 10-Q 34

Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total spend on acquisitions and investments of $3.1 billion in the nine months ended September 30, 2025, compared with $3.9 billion for the same period in 2024. Acquisitions completed in 2024 and the first nine months of 2025 contributed incremental total revenues of $0.4 billion and Adjusted EBITDA of $0.1 billion for the three months ended September 30, 2025, and total revenues of $1.7 billion and Adjusted EBITDA of $0.3 billion for the nine months ended September 30, 2025. Cash proceeds from divestitures and disposals of long-lived assets amounted to $0.2 billion for the nine months ended September 30, 2025, compared with $1.2 billion for the nine months ended September 30, 2024. The total revenues impact of divestitures was a negative $0.1 billion and the impact at an Adjusted EBITDA level was $nil for the three months ended September 30, 2025. The total revenues impact of divestitures was a negative $0.3 billion and the impact at an Adjusted EBITDA level was a negative $8 million for the nine months ended September 30, 2025.
The U.S. Dollar weakened against most major currencies during the three months ended September 30, 2025, from the comparable period in 2024, resulting in an overall positive currency exchange impact.
Because of the impact of acquisitions, divestitures, currency exchange translation and other non-recurring items on reported results each reporting period, CRH uses organic revenue and organic Adjusted EBITDA as additional performance indicators to assess performance of pre-existing (also referred to as underlying, like-for-like or ongoing) operations each reporting period.
Organic revenue and organic Adjusted EBITDA are arrived at by excluding the incremental revenue and Adjusted EBITDA contributions from current and prior year acquisitions and divestitures, the impact of currency exchange translation, and the impact of any one-off items. In Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on pages 27 to 28, changes in organic revenue and organic Adjusted EBITDA are presented as additional measures of revenue and Adjusted EBITDA to provide a greater understanding of the performance of the Company. Organic change % is calculated by expressing the organic movement as a percentage of the prior year reporting period (adjusted for currency exchange effects). A reconciliation of the changes in organic revenue and organic Adjusted EBITDA to the changes in total revenues and Adjusted EBITDA by segment is presented with the discussion within each segment’s performance in tables contained in the segment discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 27.
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
Total short and long-term debt was $18.7 billion at September 30, 2025, compared with $14.0 billion at December 31, 2024, and $13.9 billion at September 30, 2024. In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1.25 billion 5.125% Senior Notes due 2030, $1.25 billion 5.500% Senior Notes due 2035, and $0.5 billion 5.875% Senior Notes due 2055. In the nine months ended September 30, 2025, $2.0 billion net of U.S. Commercial Paper and $0.2 billion net of Euro Commercial Paper was issued. The $1.25 billion Senior Notes due 2025 were repaid on maturity in May.
Net Debt**at September 30, 2025, was $15.0 billion, compared to $10.5 billion at December 31, 2024, and $11.2 billion at September 30, 2024. The increase in Net Debt* compared to December 31, 2024, reflects cash returns to shareholders through continued share buybacks and dividends, acquisitions, as well as the purchase of property, plant and equipment partially offset by inflows from operating activities.
CRH continued its ongoing share buyback program in the first nine months of 2025 repurchasing approximately 9.6 million Ordinary Shares for a total consideration of $0.9 billion, and the Company is commencing an additional $0.3 billion tranche to be completed no later than February 17, 2026. The Company also made cash dividend payments of $0.7 billion in the first nine months of 2025.
At September 30, 2025, CRH had cash and cash equivalents and restricted cash of $4.3 billion, compared to $3.8 billion at December 31, 2024, and $3.1 billion at September 30, 2024. Total lease liabilities were $2.0 billion, compared to $1.6 billion at December 31, 2024, and $1.6 billion at September 30, 2024.
At September 30, 2025, CRH had $4.2 billion of undrawn committed facilities, $4.1 billion of which was available until May 2030. During April 2025, the Company extended the maturity date of $4.1 billion in undrawn committed facilities to May 2030. At September 30, 2025, the weighted average maturity of the term debt (net of cash and cash equivalents) was 7.2 years.
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

Cash flows

Cash flows from operating activities

	Nine months ended
	September 30
in $ millions	2025	2024
Net cash provided by operating activities	2,710	2,259
Net cash provided by operating activities was $2.7 billion for the nine months ended September 30, 2025, an increase of $0.5 billion, compared to the same period in 2024. The increase in net cash provided by operating activities was due to improved operating performance, partially offset by increased working capital investments.

*Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 34 to 35.*
CRH Form 10-Q 35

Cash flows from investing activities

	Nine months ended
	September 30
in $ millions	2025	2024
Net cash used in investing activities	(4,705)	(4,405)
Net cash used in investing activities was $4.7 billion for the nine months ended September 30, 2025, compared to $4.4 billion in the same period for 2024, an increase of $0.3 billion. During the nine months ended September 30, 2025, the Company invested $3.1 billion in acquisitions, a decrease of $0.7 billion on the same period in 2024. Capital expenditure totaled $1.9 billion in the first nine months of 2025, resulting in an increased outflow of $0.3 billion versus the comparable prior year period. These outflows were partially offset by $0.3 billion proceeds from divestitures and disposals of long-lived assets and other investing activities, compared to $1.0 billion in the prior year.
Cash flows from financing activities

	Nine months ended
	September 30
in $ millions	2025	2024
Net cash provided by (used in) financing activities	2,319	(1,144)

Net cash provided by financing activities was $2.3 billion for the nine months ended September 30, 2025, compared to $1.1 billion used in the same period in 2024, an increase of $3.5 billion. Proceeds from debt issuances were $7.8 billion, which was primarily related to the issuance of $3.0 billion in new senior notes in January 2025 and the issuance of $4.6 billion of commercial paper, an increase of $4.3 billion on the same period in 2024. Payments on debt in the first nine months of 2025 were $3.7 billion, being the repayment of $2.4 billion issued under the Company’s commercial paper programs and the repayment of a $1.25 billion bond on maturity in May 2025. This compared with a repayment of $1.9 billion in the prior year comparable period, which related to the repayment of a euro-denominated bond on maturity in January 2024 as well as the repayment of $1.2 billion issued under the Company’s commercial paper programs. Dividends paid for the first nine months of 2025 were $0.7 billion compared to $1.5 billion in the same period in the prior year. A second interim dividend for 2023 was paid in Q1 2024 which was not repeated in Q1 2025 as the Company moved to quarterly dividends in 2024. Outflows related to the repurchases of common stock were $0.9 billion in the first nine months of 2025 compared to $1.2 billion for the same period in 2024.
Debt Facilities
The following section summarizes our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (available in the Investors section on www.crh.com).
At September 30, 2025, we expect maturities for the next quarter as follows:
2025 Debt Maturities

Fourth Quarter	$3.7 billion

Unsecured Senior Notes
The main sources of Company debt funding are public bond markets in North America and Europe. See Note 8 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding our debt obligations. In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1.25 billion 5.125% Senior Notes due 2030, $1.25 billion 5.500% Senior Notes due 2035, and $0.5 billion 5.875% Senior Notes due 2055. In May 2025, $1.25 billion 3.875% Senior Notes due 2025 were repaid on maturity. In October 2025, a wholly-owned subsidiary of the Company completed the issuance and sale of $1.0 billion 4.400% Guaranteed Notes due 2031, $1.0 billion 5.000% Guaranteed Notes due 2036, and $0.5 billion 5.600% Guaranteed Notes due 2056.
Bank Credit Facilities
The Company manages its borrowing ability by entering into committed borrowing agreements. The Company has a multi-currency RCF, dated May 2023, which is made available from a syndicate of lenders, consisting of a €3.5 billion unsecured, revolving loan facility. During April 2025, the Company completed a one-year extension option on the undrawn committed facilities extending the maturity date to May 2030. See Note 8 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding the RCF. At September 30, 2025, the RCF was undrawn.
In December 2024, the Company entered into a new $750 million two-year fixed rate term loan facility which was fully drawn.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $17.8 billion in respect of loans and borrowings, bank advances and derivative obligations, and $0.5 billion in respect of letters of credit due within one year at September 30, 2025.
Commercial Paper Programs
As at September 30, 2025, the Company had a $4.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. Commercial paper borrowings bear interest at rates determined at the time of borrowing. As at September 30, 2025, there was $3.2 billion of outstanding notes issued under the U.S. Dollar Commercial Paper Program and $0.6 billion of outstanding notes issued under the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity.
Off-Balance Sheet Arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
CRH Form 10-Q 36

Credit Ratings1*
Our credit ratings and the ratings outlooks at September 30, 2025, were:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable
Contractual Obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations, deferred and contingent acquisition consideration and pension scheme contribution commitments at September 30, 2025, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	18,769	3,982	4,506	4,206	6,075
Lease liabilities (ii)	2,454	379	682	395	998
Estimated interest payments on contractually committed debt (iii)	5,333	659	1,104	847	2,723
Deferred and contingent acquisition consideration	61	55	4	1	1
Purchase obligations (iv)	2,391	1,364	675	102	250
Retirement benefit obligation commitments (v)	17	3	6	4	4
Total (vi)	29,025	6,442	6,977	5,555	10,051
(i) Of the $18.8 billion short and long-term debt, $0.6 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
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
(vi) Over the long-term, CRH believes that our available cash and cash equivalents, cash from operating activities, along with the access to borrowing facilities will be sufficient to fund our long-term contractual obligations, maturing debt obligations and capital expenditures.

Supplemental Guarantor Information
Guarantor Financial Information
As of September 30, 2025, CRH plc (the 'Guarantor') has fully and unconditionally guaranteed: (1) $750 million of 5.200% Senior Notes due 2029 (the '5.200% Notes') and $1,250 million of 5.125% Senior Notes due 2030 (the '5.125% Notes'), each issued by CRH SMW Finance Designated Activity Company (‘SMW Finance’); (2) $300 million of 6.400% Senior Notes due 2033(i) (the '6.400% Notes') issued by CRH America, Inc. (‘CRH America’); and (3) $750 million of 5.400% Senior Notes due 2034 (the '5.400% Notes'), $1,250 million of 5.500% Senior Notes due 2035 (the '5.500% Notes') and $500 million of 5.875% Senior Notes due 2055 (the '5.875% Notes'), each issued by CRH America Finance, Inc. (‘America Finance’). Together, the 5.200% Notes, the 5.125% Notes, the 6.400% Notes, the 5.400% Notes, the 5.500% Notes and the 5.875% Notes are referred to in this Supplemental Guarantor Information as the 'Notes', and together, SMW Finance, CRH America and CRH America Finance are referred to in this Supplemental Guarantor Information as the 'Issuers'.
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
CRH Form 10-Q 37

Basis of Presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of September 30, 2025, and as of December 31, 2024, and the Income Statement for the nine months ended September 30, 2025, and for the year ended December 31, 2024 of CRH America and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information below. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
The summarized Income Statement information is as follows:

in $ millions	Nine months ended September 30, 2025	Year ended December 31, 2024
Income from operations before income tax benefit and income from equity method investments (i)	3,608	1,051
- of which relates to transactions with non-obligor subsidiaries	3,600	1,183
Net income – all of which is attributable to equity holders of the Company	3,607	1,050
- of which relates to transactions with non-obligor subsidiaries	3,600	1,183
(i) Revenues and gross profit for the Obligor Group for the nine months ended September 30, 2025 and for the year ended December 31, 2024 amounted to $nil million and $nil million, respectively.

The summarized Balance Sheet information is as follows:
	September 30	December 31
	2025	2024
Current assets	1,097	610
Current assets – of which is due from non-obligor subsidiaries	537	307
Noncurrent assets	1,938	3,446
Noncurrent assets – of which is due from non-obligor subsidiaries	1,938	3,446
Current liabilities	2,454	4,145
Current liabilities – of which is due to non-obligor subsidiaries	2,436	2,890
Noncurrent liabilities	744	758

Critical Accounting Policies and Estimates
There have been no material changes during the three months ended September 30, 2025, to our critical accounting policies and/or estimates disclosed in our 2024 Form 10-K.

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

CRH Form 10-Q 38

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at September 30, 2025.
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
At September 30, 2025, of total debt including overdrafts, finance leases and the impact of derivatives, the Company had fixed rate debt of $14.1 billion and floating rate debt of $5.1 billion, representing 73% and 27%, respectively. The equivalent figures as at December 31, 2024, were fixed rate debt of $10.8 billion and floating rate debt of $3.5 billion, representing 76% and 24%, respectively, and as at September 30, 2024, fixed rate debt of $10.4 billion and floating rate debt of $3.8 billion, representing 74% and 26%, respectively. The Company’s interest rate swaps at September 30, 2025 whereby the Company swaps from fixed interest rates to floating interest rates, were $0.5 billion, compared to $1.4 billion as at December 31, 2024 and $1.4 billion as at September 30, 2024. The Company’s interest rate swaps at September 30, 2025 whereby the Company swaps from floating interest rates to fixed interest rates, were $nil billion, compared to $0.2 billion as at December 31, 2024 and $0.2 billion as at September 30, 2024. Cash and cash equivalents and restricted cash at September 30, 2025, were $4.3 billion, compared to $3.8 billion at December 31, 2024 and $3.1 billion at September 30, 2024, which were all held on short-term deposits and investments.
Sensitivity to interest rate moves
At September 30, 2025, the before-tax earnings and cash flows impact of a 100bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $9 million unfavorable ($2 million favorable at December 31, 2024 and $8 million unfavorable at September 30, 2024).
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
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $4.1 billion at September 30, 2025, compared to $4.6 billion at December 31, 2024 and $4.4 billion at September 30, 2024.
Holding all other variables constant, if there was a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding at September 30, 2025, would increase by approximately $20 million with an offsetting movement in the hedged foreign currency exposure. In comparison, the fair market value of foreign currency contracts outstanding at December 31, 2024 would decrease by approximately $86 million and at September 30, 2024, would decrease by approximately $104 million, with an offsetting movement in the hedged foreign currency exposure.
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
* Represents a non-GAAP measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 34 to 35.2
CRH Form 10-Q 39

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
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

CRH Form 10-Q 40

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each month of the third quarter of fiscal year 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2025	1,116,931	$95.31	1,116,931	36,905,154
August 1 – August 31, 2025	858,527	$109.54	858,527	64,242,049
September 1 – September 30, 2025	762,827	$112.57	762,827	63,479,222
Total	2,738,285		2,738,285
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In the third quarter of 2025, the Company returned a further $0.3 billion of cash to shareholders through the repurchase of 2,738,285 Ordinary Shares (equivalent to 0.4% of the Company’s issued and outstanding Ordinary Shares). This brought total cash returned to shareholders under the Program to $9.3 billion since its commencement in May 2018. The purchases in the third quarter of 2025 were completed under the following tranches:

Date Announced		Max Amount to be Repurchased (in $ millions)	Expiration Date
May 5, 2025	(Tranche 25)	300	August 5, 2025
August 6, 2025	(Tranche 26)	300	November 5, 2025

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information
During the three months ended September 30, 2025, no Director or officer (as defined in Section 16 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

CRH Form 10-Q 41

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.
Exhibits

3.1	Memorandum and Articles of Association of CRH public limited company, dated May 8, 2025 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed May 9, 2025).
22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
101	Inline eXtensible Business Reporting Language (XBRL).
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
*	Furnished herewith.
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
November 5, 2025

CRH Form 10-Q 43