Form 10-K
period 2025-12-31
CRH PUBLIC LTD CO
filed 2026-02-18
CIK 849395

CRH FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
+353 1 404 1000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Ordinary Shares of €0.32 each	CRH	New York Stock Exchange
5.200% Guaranteed Notes due 2029	CRH/29	New York Stock Exchange
5.125% Guaranteed Notes due 2030	CRH/30	New York Stock Exchange
4.400% Guaranteed Notes due 2031	CRH/31	New York Stock Exchange
6.400% Notes due 2033	CRH/33A	New York Stock Exchange
5.400% Guaranteed Notes due 2034	CRH/34	New York Stock Exchange
5.500% Guaranteed Notes due 2035	CRH/35	New York Stock Exchange
5.000% Guaranteed Notes due 2036	CRH/36	New York Stock Exchange
5.875% Guaranteed Notes due 2055	CRH/55	New York Stock Exchange
5.600% Guaranteed Notes due 2056	CRH/56	New York Stock Exchange

CRH FORM 10-K

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting shares held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of CRH plc’s most recently completed second fiscal quarter (June 30, 2025), was $61,825,009,498. CRH plc has no non-voting common equity.
As of February 4, 2026, the number of outstanding Ordinary Shares was 668,250,818 (excluding Treasury stock of 37,976,624 shares).
DOCUMENTS INCORPORATED BY REFERENCE: Portions of CRH plc’s proxy statement to be prepared in connection with its 2026 Annual General Meeting (the 'Proxy Statement') are incorporated by reference into Part III of this Annual Report on Form 10-K. CRH plc intends to file the Proxy Statement with the SEC no later than 120 days following December 31, 2025.

CRH FORM 10-K

CERTAIN TERMS
Except as otherwise specified or the context otherwise requires, references to 'CRH', the 'Company', 'we', 'us' or 'our' refer to CRH plc (together with its consolidated subsidiaries), and references to years indicate our fiscal year ended December 31 of the respective year.
References to this 'Form 10-K' are to this Annual Report on Form 10-K for the year ended December 31, 2025.
All references to the 'Consolidated Financial Statements' are to Part II, Item 8 of this Annual Report.

CRH FORM 10-K

CRH FORM 10-K

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
In particular, the following, among other statements, are all forward-looking in nature: statements regarding the benefits of CRH’s connected portfolio and entrepreneurial culture; plans and expectations regarding supply-side dynamics, customer demand, pricing, costs, underlying drivers for growth in infrastructure, residential and non-residential activity, including the megatrends of transportation, water and reindustrialization, and macroeconomic and other trends in CRH’s markets, particularly in North America; plans and expectations regarding government and private funding initiatives and priorities, including the timing and amount of government funding, particularly with respect to the Infrastructure Investment and Jobs Act (IIJA), and reindustrialization activity in North America, Europe and Australia, and the effects on CRH’s business; plans and expectations regarding CRH’s strategy, growth capital expenditures, investments in technology, competitive advantages, growth opportunities, innovation, research and development and acquisitions and divestitures, including the timing for completion, tax and accounting effects and expected commercial and market benefits; plans and expectations regarding the outcome of pending legal proceedings and provisions for environmental and remediation costs; plans and expectations regarding the timing and amount of share buybacks and dividends, including the CRH plc Board of Directors’ (the Board) policy for consistent long-term dividend growth; expectations regarding taxation of U.S. holders of our shares, including applicability of Irish Dividend Withholding Tax (DWT) and Irish stamp duty; expectations regarding the Company’s income tax reserves and returns; plans and expectations regarding equity compensation plans and pension plans; plans and expectations regarding CRH’s balance sheet, capital allocation, financial capacity, accounting policies, cash flows and working capital; plans and expectations regarding CRH’s ability to fund its long-term contractual obligations, maturing debt obligations, capital expenditures, and other liquidity requirements; plans and expectations regarding the effect of existing and future laws, rules and regulations on CRH’s business; and plans and expectations regarding human capital initiatives, workplace safety, sustainability and climate change, CRH’s decarbonization targets, sustainability-related initiatives and business opportunities, including investments, impacts of the changing regulatory landscape, and the delivery of and consumer demand for sustainable solutions and products.
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
A number of material factors could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements, certain of which are beyond our control, and which include, but are not limited to: economic and financial conditions, including changes in interest rates, inflation, price volatility and/or labor and materials shortages; demand for infrastructure, residential and non-residential construction and our products in geographic markets in which we operate; increased competition and its impact on prices and market position; increases in energy, labor and/or other raw materials costs; adverse changes to laws and regulations, including in relation to climate change; the impact of unfavorable weather; investor and/or consumer sentiment regarding the importance of sustainable practices and products; availability of public sector funding for infrastructure programs; political uncertainty, including as a result of political and social conditions in the jurisdictions CRH operates in, or adverse political developments, including the ongoing geopolitical conflicts in Ukraine and the Middle East; failure to complete or successfully integrate acquisitions or make timely divestitures; cyber-attacks and exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks, including due to product failures. Additional factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those expressed by the forward-looking statements in this report including, but not limited to, the risks and uncertainties described herein and in “Risk Factors” in Part 1, Item 1A of this Form 10-K.

CRH FORM 10-K

PART I
Item 1. Business
Overview
CRH is the leading provider of building materials critical to modernizing infrastructure. With our team of 83,032 people across 3,961 locations, our unmatched scale, connected portfolio, and deep local relationships make us the partner of choice for transportation, water and reindustrialization projects, shaping communities for a better tomorrow. The Company, which has market leadership positions in North America, Europe and Australia, has grown rapidly since formation in 1970 and in 2025 generated $37.4 billion of Total revenues, $3.8 billion of Net income and $7.7 billion of Adjusted EBITDA*.1
In 2025, 40% of Total revenues came from infrastructure, 32% from residential construction and 28% from non-residential construction. 60% of Total revenues came from sales to new-build construction, while 40% of Total revenues came from repair and remodel activity.
CRH’s connected portfolio supplies building materials across the construction value chain, better serving our customers’ needs and driving repeat business while making construction simpler, safer and more sustainable. This customer-centric approach combines our unique entrepreneurial culture, leading performance and local market knowledge with our value-added building products and services to be a valuable partner for customers across our end-markets. CRH’s leading positions of scale serve transportation and critical infrastructure, reindustrialization projects and commercial and residential construction activity.
CRH has a proven track record of growing and creating value through acquisition with over 1,250 deals completed in our history. We acquire businesses at attractive valuations and create value by connecting them with our existing operations and generating synergies. The Company takes an active approach to portfolio management and continuously reviews the competitive landscape for attractive investment and divestiture opportunities to deliver further growth and value creation for shareholders. In 2025, CRH completed 38 acquisitions for a total consideration of $4.1 billion compared with $5.0 billion in 2024. The largest acquisition in 2025 was in our Americas Materials Solutions segment where the Company completed the acquisition of Eco Material Technologies (Eco Material), North America’s leading supplier of Supplementary Cementitious Materials (SCMs).
CRH has a primary listing on the New York Stock Exchange (NYSE) and an international secondary listing on the London Stock Exchange (LSE) for its Ordinary Shares, each listing represented by the ticker symbol “CRH”. References to the 'Ordinary Shares' and 'Common Shares' refer to our ordinary shares of €0.32 each.
Our Connected Portfolio
CRH’s connected portfolio of value-added building materials, products and services serves transportation and critical infrastructure construction (including highways, bridges, rail, water, energy and telecommunications projects), reindustrialization activity (including manufacturing and data center projects) and commercial and residential markets across North America, Europe and Australia.
Essential Materials
Essential Materials, consisting of aggregates and cementitious materials, are the foundation of CRH’s connected portfolio. Our businesses manufacture and supply these materials for use extensively in a wide range of construction applications, from major road and infrastructure projects to large-scale reindustrialization facilities and the development and refurbishment of commercial buildings, private residences and public spaces. Our focus on continuous business improvement, deep materials and local market knowledge and our extensive network of locations drives performance and helps us deliver value to our customers. Customers typically range from national, regional and local governments to contractors and other construction product and service providers.
Road Solutions
CRH is a leading provider of materials, products and services for road construction in North America and Europe. With our capabilities in manufacturing, installation, maintenance and circularity, we deliver a range of innovative products and services for our customers to better connect our communities, from major public highway infrastructure projects to residential roads, airports and parking lots. As responsible operators considerate of our environmental impact, we optimize the use of recycled materials in our paving services, thereby reducing waste, emissions and energy consumption. Together with our Essential Materials businesses, we have developed our roads offering to provide customers with quality, flexibility, speed, expertise and convenience through our deep market knowledge and highly capable team of professionals.
Building and Infrastructure Solutions
Our Building & Infrastructure Solutions connect and protect critical infrastructure to help solve complex construction challenges for transportation, water, energy, telecommunications and reindustrialization projects. Working closely with our Essential Materials and Roads businesses, we provide materials, products and engineering services to enable the transition to a more durable built environment. With a particular focus on below-ground construction, we are a leading provider of multi-material products that renew and protect the critical infrastructure that enhances the daily lives of millions of people.
Outdoor Living Solutions
CRH’s Outdoor Living businesses integrate specialized materials, products and design features to enhance the quality of private and public spaces. We help our customers in residential and commercial markets create unique outdoor settings by providing products for repair, remodel and new construction projects. Outdoor Living is closely linked to our Essential Materials businesses and to our customers through a wide geographic network providing a comprehensive suite of products including hardscapes, masonry, fencing, railing and packaged lawn and garden products. We place a strong focus on anticipating the needs of customers by continually enhancing our offering through innovation and technology, portfolio expansion and multifaceted collaboration.
* Represents a non-GAAP measure. See “Non-GAAP Reconciliation and Supplementary Information” on pages 35 to 38 for a reconciliation to the most directly comparable GAAP measure.1

CRH FORM 10-K

Business Segment Information
For the year ended December 31, 2025, CRH was organized through three segments across two Divisions.
Americas Division
CRH’s Americas Division is comprised of two segments: Americas Materials Solutions and Americas Building Solutions. The North American market’s positive fundamentals, including significant public investment in infrastructure and private investment in reindustrialization activity, is driving demand for CRH’s connected portfolio of materials, products and services. Over several decades, CRH has established difficult to replicate, leading positions of scale across North America and employs 49,828 people at 2,127 locations across 48 U.S. states and seven Canadian provinces.
Americas Materials Solutions
Americas Materials Solutions manufactures and supplies building materials for the construction and maintenance of public and private infrastructure, commercial and industrial applications, and residential buildings in North America. The primary materials produced by this segment include aggregates, cementitious materials, readymixed concrete and asphalt. This segment also provides paving and construction services for customers. In 2025, this segment accounted for 45% of CRH’s Total revenues and 52% of Adjusted EBITDA.
The Americas Materials Solutions segment leverages our benefits of scale, deep industry expertise, strong local brands and an extensive array of essential materials to implement CRH’s strategy, offering high-quality materials, products and services to satisfy multiple customer needs. In turn, this enables CRH to provide a value-enhancing, differentiated service, saving time and reducing logistical challenges for our customers. Through this customer-centric approach CRH aims to reduce lead times and complexity, deepening relationships, driving repeat business and increasing the share of customer wallet spent on CRH products and services.
Our unmatched scale and connected portfolio are defining characteristics of this segment, enabling us to optimize production throughout the supply chain and to capture greater value. In order to support its operations, the Company has established a network of long-term reserves at quarry locations, predominantly adjacent to urban areas where demand for its materials and products is strongest.
Americas Building Solutions
Americas Building Solutions manufactures and supplies high-quality, value-added innovative products that connect and protect critical infrastructure in communities across North America. Products in this segment are highly specified, designed and engineered thereby adding value for the customer. This segment serves large-scale infrastructure construction (including transportation, water, energy and telecommunications projects), reindustrialization activity (including manufacturing and data center projects) and provides outdoor living solutions for enhancing private and public spaces. In 2025, Americas Building Solutions accounted for 19% of CRH’s Total revenues and 19% of Adjusted EBITDA.
This segment capitalizes on secular market trends, including the urgent need to upgrade transportation and water infrastructure, the increased investment in reindustrialization activity and the growing demand for more sustainable construction to provide high-quality durable building products. CRH’s ability to provide products which are tailored to the specific requirements of individual customer projects helps to drive competitive advantage and deliver sustainable growth in this segment.
International Division
CRH’s International Division, which is comprised of one segment, International Solutions, is a leading provider of building materials across Europe and Australia. In Eastern Europe and Australia we see high-growth potential through strong economic activity, while in Western Europe, CRH’s businesses operate in attractive markets backed by significant public infrastructure spending and region-wide initiatives that promote increased construction activity. In these regions, CRH is experiencing increasing demand for its materials and product offering. The International Division employs 33,204 people at 1,834 locations across 27 countries.
International Solutions
International Solutions integrates building materials, products and services for the construction and renovation of transportation infrastructure, critical utility networks, commercial and residential buildings, and outdoor living spaces. CRH has established itself as a leader in its markets, enabling strong value creation through commercial excellence and performance improvement initiatives, while serving growing demand across the construction value chain for innovative and value-added products and services. In 2025, this segment accounted for 36% of CRH’s Total revenues and 29% of Adjusted EBITDA.
Materials and Products
The following materials and products are produced and supplied by CRH’s connected portfolio of businesses.
Aggregates
Aggregates are naturally occurring mineral deposits such as granite, limestone and sandstone. CRH extracts these deposits and processes them for sale as aggregates products such as crushed stone, sand and gravel. Typically, aggregates are used in road and rail infrastructure, building foundations and in the production of products including concrete and asphalt. Annualized aggregates sales volumes1 in 2025 were 380.7 million tons of which the Americas Division and International Division were 231.1 million tons and 149.6 million tons, respectively.
Cementitious Materials
Cement is produced from limestone reserves and is the primary binding agent in the production of concrete products, including readymixed concrete and mortars, which are used extensively throughout the built environment. Cementitious Materials also include fly ash, pozzolans, synthetic gypsum, calcined clay and Ground Granulated Blast-furnace Slag (GGBS) used to enhance the performance and sustainability of concrete. Annualized cementitious material sales volumes1 in 2025 were 59.0 million tons of which the Americas Division and International Division were 23.9 million tons and 35.1 million tons, respectively.

1 Annualized sales volumes reflect the full-year impact of acquisitions and divestitures during the year and may vary from actual volumes sold. This includes volumes which are used internally
(e.g. aggregates supplied internally for cement production).

CRH FORM 10-K

Concrete
Concrete is a highly versatile building material, comprised of aggregates bound together with cement and water. Readymixed concrete is the most commonly used form of concrete. It forms the foundations of buildings and homes, roads, tunnels and bridges, water management systems and clean energy structures. While readymixed concrete is supplied to customers for on-site casting, CRH’s infrastructural concrete businesses produce and supply precast and pre-stressed concrete products such as vaults, pipes and manholes. These products are delivered to, and assembled at, construction sites where they are used throughout the built environment. Annualized readymixed concrete sales volumes2 in 2025 were 39.5 million cubic yards of which the Americas Division and International Division were 16.7 million cubic yards and 22.8 million cubic yards, respectively.
Asphalt
Asphalt consists of aggregates bound together with bitumen and is widely used as a surface material in roads, bridges, airport runways, sidewalks and other amenities. In recent years, the use of recycled materials in asphalt has increased considerably. Using materials from existing road surfaces to produce new asphalt reduces the demand for virgin material, extends the life of our aggregates reserves and contributes to reducing the carbon footprint of the product. Recycled Asphalt Pavement (RAP) and Recycled Asphalt Shingles (RAS) are used extensively by CRH businesses to produce new asphalt products for road and other surfaces. Annualized asphalt sales volumes2 in 2025 were 62.8 million tons of which the Americas Division and International Division were 52.9 million tons and 9.9 million tons, respectively.
Building Products
CRH’s connected portfolio utilizes our essential materials to produce a range of value-added building products. These include the manufacturing of concrete and polymer-based products such as underground vaults, drainage systems, enclosures and modular precast structures. These are typically supplied to the transportation, water, energy and telecommunications markets, in addition to complex reindustrialization projects. CRH also manufactures a variety of concrete masonry, hardscape and related products including pavers, blocks and curbs, retaining walls and slabs. Further CRH produces fencing and railing systems, lawn and garden products and packaged concrete mixes. These products are supplied to residential, commercial and do-it-yourself (DIY) construction markets.
Key Trends and Opportunities
Industry-specific megatrends that are shaping how CRH evolves to meet the needs of its customers include:
•Increased levels of funding support for transportation infrastructure such as roads, bridges, tunnels, airports and rail networks;
•Growing reindustrialization activity in North America, Europe and Australia driving construction in areas such as manufacturing and data centers;
•The continued need to upgrade and modernize aging critical infrastructure such as water, energy and telecommunications systems;
•A changing regulatory landscape supporting demand for innovative products for a more resilient and sustainable built environment; and
•Supply-side dynamics, such as labor constraints, driving increasing investment in automation, technology and digital solutions.
In addition, broader key trends affecting the development of CRH's businesses include:
•Population growth and urbanization driving increasing demand for construction and building materials;
•Economic development and further investment in infrastructure, non-residential and residential projects; and
•The recurring need to maintain, repair and upgrade the built environment as buildings and civil infrastructure age and wear.
Innovation and Sustainability
Investing in technology and innovation across our operations enables CRH to develop higher performing businesses and better serve our customers' needs. Our locally-led, globally-enabled approach and our leading performance model enable us to innovate across diverse geographies and markets, where it matters most for our customers.
Our customer-centric approach to innovation harnesses the strength of our internal research and development capabilities with the power of external partnerships and ventures across our connected growth platforms. We have a network of experts across our businesses collaborating in the research and development of innovative solutions. Our ability to replicate and scale our innovation and technical expertise between our Americas’ and International businesses gives us further opportunities for growth. CRH Ventures, our venture capital arm, works in partnership with start-ups, industry players, and academic institutions to pilot and scale cutting-edge technologies and accelerate progress towards a more resilient built environment.
Sustainability is embedded in our strategy and is an important enabler of our leading performance model. Our sustainability framework identifies three areas: water, circularity, and decarbonization where CRH’s connected portfolio of essential materials, infrastructure products, and value-added services positions us to capture further value and accelerate growth.
•Water: addressing the urgent need to modernize and expand water infrastructure through engineered solutions and management systems for water-resilient communities.
•Circularity: reimagining the way materials are used, including recycling and reusing construction and waste materials to create value, protect our asset base and extend the life of our reserves.
•Decarbonization: developing innovative solutions that support the construction of resilient, lower-carbon buildings and infrastructure.
CRH continues to enhance its capabilities to develop a higher-performing and more sustainable built environment through investment in innovative technologies. The acquisition of Eco Material, a leader in SCMs, positions CRH at the forefront of next-generation cement and concrete. Our strategic investment in VODA.ai expands our capabilities in water asset management with Artificial Intelligence (AI)-driven technology. This platform helps utilities manage aging water infrastructure by providing AI-driven predictive analytics to assess pipe condition and risk across transmission, distribution, and collection systems.
We continue to build on our strong sustainability foundations: embedding responsible business conduct across our operations, protecting the natural world, and helping our people and communities to thrive.

2 Annualized sales volumes reflect the full-year impact of acquisitions and divestitures during the year and may vary from actual volumes sold. This includes volumes which are used internally
(e.g. aggregates supplied internally for cement production).

CRH FORM 10-K

Environmental and Governmental
Regulations
Our operations in the United States are subject to federal, state and local laws, while our European operations are subject to local, national and European Union (EU) laws and regulations. Our operations elsewhere are typically subject to both national and local regulatory requirements.
Compliance and Costs
Compliance with applicable regulations requires capital investment and ongoing expenditures for the operation and maintenance of systems and implementation of improvement programs. These include investments in licensing, permitting and monitoring, waste and water management plans, reductions in air emissions and energy consumption, promotion and protection of biodiversity, education and training, as well as employment of environmental specialists within CRH. These capital investments and expenditures were not material to CRH’s earnings, results of operations or financial condition in 2025 and 2024.
Management believes that its current provision for environmental and remediation costs is reasonable and that any potential non-compliance at its operations and facilities with applicable environmental laws and regulations is not likely to have a material adverse effect on CRH’s operations or financial condition. See Item 3. “Legal Proceedings" and Note 12 “Asset retirement obligations” in Item 8. “Financial Statements and Supplementary Data”.
Land and Environmental Management
We generally own or lease the real estate on which our main raw materials, aggregates and other minerals are located. As part of our business model, we have established an extensive global network of extractive sites comprised of 1,334 properties, of which 252,791 acres of land are owned and 128,651 acres are leased. These extractive sites provide us with the raw materials to manufacture various primary building materials, such as aggregates, cementitious materials, asphalt, readymixed concrete and concrete products. We offer these products directly for sale and integrate them into our downstream products and services. Materials produced by our aggregates and cementitious materials businesses, for example, can be supplied to our downstream businesses for use in our Road Solutions, Building & Infrastructure Solutions and Outdoor Living Solutions businesses.
Our operations are typically required to comply with government land use plans and zoning requirements. We are required by government authorities to obtain operating permits and resource rights, such as water rights, to conduct certain operations, such as quarries, mines, production and distribution facilities. The terms and general availability of government permits required to conduct our business influence the scope of our operations at the respective sites. We are also required to obtain permits and adhere to applicable restrictions, often including establishing appropriate environmental management systems, to minimize the risk that necessary permits are revoked, modified or not renewed.
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
The Clean Air Act in the United States and similar laws elsewhere require that certain of our facilities, including our cement plants, obtain and maintain air emissions permits that subject them to pollution control requirements and require pre-approval for constructing certain facilities. In addition, the Clean Water Act in the United States and similar laws elsewhere require certain of our facilities to maintain permits limiting pollutants discharged into receiving waters and to implement technological controls to manage the discharge of stormwater and wastewater from those operations. CRH is also required to comply with laws designed to promote biodiversity and protect ecosystems. Therefore, CRH may from time to time be required to install additional equipment or technologies to remain in compliance with such environmental regulations.
Sustainability Performance
CRH is committed to driving profitable growth by providing its customers with innovative solutions that make construction simpler, safer, and more sustainable.
CRH’s connected portfolio of essential materials, infrastructure products, and value-added services play an important role in shaping a more resilient built environment and in 2025, revenues from products with enhanced sustainability attributes3 were $15.7 billion, an increase of 7% compared with 2024.
CRH is continuing to advance its contribution to the circular economy, preserving scarce natural resources and using more recycled materials in construction. In 2025, CRH recycled 51.2 million tonnes of wastes and by-products, sourced internally and from other industries, for use as alternative materials and fuels in its products and processes (2024: 44.7 million tonnes).
In 2025, Scope 1 and 2 absolute carbon emissions decreased by 1%, from 29.7 million tonnes4 in 2024 to 29.5 million tonnes in 2025, as CRH made further progress implementing the key levers in its decarbonization roadmap. CRH successfully delivered on its cement-specific net CO2 emissions per tonne of cementitious product target of 520kg by 2025. Adjusting for the impact of changes in CRH’s portfolio since the target was set in 2019, CRH’s cement-specific net CO2 emissions per tonne of cementitious product was 518kg in 2025. This represents a 33% reduction on 1990 levels.
CRH has an absolute carbon emissions reduction target of 30% by 2030 (from a 2021 base year) inclusive of organic business growth. In 2023, the Science Based Targets initiative (SBTi) validated CRH’s targets5 in line with a 1.5°C trajectory.
A significant portion of the actions required to deliver on the 2030 roadmap are based on known technologies, well-established operational excellence programs and activities in which CRH has a proven track record of delivery. CRH’s roadmap includes incremental capital expenditure of approximately $150 million annually on average through 2030, which is subject to strict internal investment criteria and the net business benefit is expected to increase revenues and profitability.
3 Revenues from products with enhanced sustainability attributes is defined as revenues derived from those products that incorporate any, or a combination of: recycled materials; are produced using alternative energy and fuel sources; have a lower carbon footprint as compared to those products using traditional manufacturing processes; and/or are designed to specifically benefit the environment.
4 Note all sustainability metrics are presented in metric tonnes. Scope 1, 2 and 3 absolute carbon emissions were 47.0 million tonnes in 2025 (2024: 47.1 million tonnes).

5 The SBTi’s Target Validation Team has classified CRH’s Scope 1 and Scope 2 target ambition and has determined that it is in line with a 1.5°C trajectory.

CRH FORM 10-K

Supply Chain
CRH employs a dedicated global purchasing team and its supply chain combines internal supply, external sources and third-party service providers to deliver products to customers in various markets.
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
CRH is a significant purchaser of certain materials and resources important to its business, including cementitious materials, bitumen, steel, and energy supplies, all of which it acquires at market rates. CRH is not dependent on any one source for the supply of these materials and resources, other than in certain jurisdictions with regard to the supply of gas and electricity.
CRH also utilizes various external suppliers and service providers throughout its business in addition to its internal supply chains, which enables it to economically source various raw materials, equipment and other inputs and to transport finished products to customers. The Company is committed to establishing a sustainable and resilient supply chain and takes an active approach to monitoring it.
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
Intellectual Property and Research & Development
CRH relies on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect its proprietary assets and brands. CRH owns, or has applied for intellectual property rights, including patents, trademarks, service marks and internet domain names, both domestically and internationally, where appropriate.
CRH engages in ongoing research & development projects to improve existing and develop new technologies to drive further growth and value creation.
The Company’s research initiatives include:
•A $250 million Venturing and Innovation Fund, launched in 2022, to support the development of new technologies and innovative solutions. To date, research initiatives across the Company include hydrogen use, CO2 mineralization projects, novel cements, AI technology and Carbon Capture Usage and Storage (CCUS);
•CRH Ventures, the Company’s venture capital arm, invests in, and partners with, construction technology and climate technology companies across the construction value chain to pilot and scale new technologies and innovations that will enable safer, smarter and more sustainable construction; and
•CRH’s internal innovation network provides expertise and leadership to identify and analyze global market and construction trends and new growth opportunities. CRH's network of laboratories and experts across operating companies collaborate to advance research on building materials and processes, such as climate-resilient water infrastructure and low-carbon cement and concrete.
Through these initiatives, CRH is supporting the development of new technologies and innovative solutions to meet the increasingly complex needs of customers and evolving trends in construction.
Human Capital Resources
People are our priority, and we believe that building a safe and inclusive work environment that empowers and inspires our global workforce is core to our success. In 2025, we employed 83,032 people at 3,961 locations in 28 countries, of which 49,828 were in the Americas Division and 33,204 in the International Division. Some of our businesses are seasonal in nature which results in peaks and troughs in employment numbers across certain sections of our workforce. These changes are managed through fair and flexible hiring practices.
Safety and Well-Being
The safety and well-being (including physical and mental health) of our employees, contractors, and other stakeholders is embedded in CRH’s values. Our ambition is to have a culture of safety and wellness working towards zero harm, with a target of zero fatalities in any year. The Safety, Environment & Social Responsibility Committee, a Board committee, receives regular reports in relation to safety indicators.
CRH invests substantial time, effort, and financial resources to comply with applicable regulations and ensure a safe workplace. In 2025, 93% of our locations had zero accidents and we achieved a lost-time incident rate of 0.31 based on the number of incidents per 200,000 work hours for employees and contractors globally. We continue to monitor near misses, prioritizing those high potential learning events to achieve our goal of zero harm. We also invest in initiatives and programs across CRH, including training, technologies and equipment to increase the standard of safety across our operations and reduce risks.

CRH FORM 10-K

CRH further supports our employees through our health and well-being programs providing tools, social support and strategies for physical and mental health.
Our mining operations, manufacturing facilities, and other operations are subject to a variety of worker health and safety requirements, including laws and regulations administered by the United States Occupational Safety and Health Administration (OSHA) and Mine Safety and Health Administration (MSHA) and their state-level and foreign equivalents. Failure to comply with these applicable workplace health and safety requirements can result in sanctions and claims for personal injury and property damage and/or the closure of sites.
Employee Engagement
At CRH, we want to enhance and sustain a culture where everyone feels empowered, respected, and supported to grow. The Board and management team are committed to building an inclusive culture where talented people of all backgrounds have opportunities and can perform at their best. CRH has an engagement strategy which is built on, among other things, a firm commitment to nurture respect and inclusion. Employee engagement is critical to understanding what matters most to our employees and in generating insights regarding CRH’s performance culture, training and career development opportunities, safety culture, corporate purpose, initiatives to support inclusion, and overall strategy.
The Board has delegated responsibility for the management of employee engagement to the Nomination & Corporate Governance Committee. We continue to adapt engagement strategies, ways of working, and leadership development approaches based on employee feedback. Working with the Global Leadership Team, CRH develops action plans based on the results of these engagements. The proximity of our senior leaders to daily operations across CRH is a key reason for the Company's continued success and enables dynamic engagement across our operations.
We respect the rights of our employees to form and join trade unions and take part in collective bargaining. We operate both unionized and non-unionized workplaces.
We are focused on creating a global workforce that will drive performance now and for years to come. Learning and development is integral to embedding our culture and values, ensuring compliance with policies and attracting, retaining and developing top talent. We invest in talent development throughout our businesses, empowering our employees across all levels of education and employment to grow their careers through personal and professional development opportunities to ensure we have a pipeline of talent in place for the next generation of leaders at CRH. We continue to roll out our Frontline Leadership Program, which provides leadership development training for frontline supervisors across CRH, advancing the skills of our employees across a range of programs such as management, inclusive leadership, and safety. We have also established multiple training and compliance programs to support appropriate conduct, including mandatory annual trainings regarding anti-bribery, anti-fraud, and anti-theft topics.
CRH promoted inclusion through a range of initiatives and developments in 2025, including the development of toolkits, forums, and supports for our Employee Resource Groups (ERGs). Our ERGs are voluntary, employee-led groups, open to all employees. Their aim is to foster an inclusive workplace by strengthening communication, community, and employee experience.
Available Information
The Company maintains an internet address at www.crh.com and makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, which are available as soon as reasonably practicable after CRH files or furnishes such information to the SEC. The Company also posts its Proxy Statements on its website. Investors may also access such documents via the SEC’s website at www.sec.gov.
References in this document to other documents on the CRH website are included only as an aid to their location and are not incorporated by reference into this Form 10-K. CRH’s website provides the full text of earnings updates, and copies of presentations to analysts and investors.
Further, copies of CRH’s key corporate governance policies and other reports, including its Code of Business Conduct, Sustainability Performance Report and the charters for Committees of the Board, may be found on the CRH website.
The Company undertakes no obligation to update any statements contained in this Form 10-K or the documents incorporated by reference herein for revisions or changes after the filing date of this Form 10‐K, other than as required by law.
We post news releases, announcements and other statements about our business performance, results of operations and sustainability matters on our website, some of which may contain information that may be deemed material to investors. Additionally, we use our LinkedIn account (www.linkedin.com/company/crh), as well as our other social media channels from time to time, to post announcements that may contain information that may be deemed material to investors. Our executive officers may use similar social media channels to disclose public information. We encourage investors, the media and others interested in CRH to review the business and financial information we or our executive officers post on our website and the social media channels identified above. Information on CRH’s website or such social media channels does not form part of, and is not incorporated into, this Form 10-K.

CRH FORM 10-K

Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, you should carefully consider the following risk factors before investing in our Ordinary Shares. The following risks are considered material to our business based upon current knowledge, information, and assumptions. The risks and uncertainties we describe below relate to future events, expectations, trends, and operating periods, are subject to change and are not the only ones we face. Additional risks and uncertainties of which we are not aware or that we currently believe are immaterial may also adversely affect the business, financial condition, and results of operations of the Company. If any of the possible events described below were to occur, the business, financial condition, and results of operations of the Company could be materially and adversely affected. If that happens, the market price of our Ordinary Shares could decline, and holders of our Ordinary Shares could lose all or part of their investment.
This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including (but not limited to) the risks described below and elsewhere in this Form 10-K.
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
Given the nature of our core products, many of which cannot be transported on a cost-effective basis over long distances, our operations are particularly sensitive to the economic conditions in the local markets in which we operate. In general, economic uncertainty and rising interest rates can exacerbate negative trends in construction activity, including when current and/or prospective customers are unable to obtain credit or issue bonds, which can lead to the postponement, delay and/or cancellation of projects, and an associated negative impact on demand for building materials and related services. With a significant proportion of construction activity undertaken outside (e.g. highway construction), demand for and the utilization of the Company's products and services such as cementitious materials, aggregates, asphalt, concrete, and concrete products can be highly seasonal in line with customer demand, and may additionally be impacted by acute and/or chronic changes in global and/or localized weather events/conditions.
In addition, CRH may also be negatively impacted by fluctuations in the price of fuel and principal energy-related raw materials, which accounted for approximately 10% of Total revenues in 2025, consistent with 10% in 2024, with no guarantee that the Company will continue to be able to absorb these inflationary pressures.
Government Infrastructure Spending
CRH’s financial performance may be adversely impacted by reductions or delays in government infrastructure spending.
A significant percentage of the Company’s products and/or services is consumed by public infrastructure projects, including the construction of highways and bridges. Accordingly, demand for our products may be impacted by adverse changes in public policy, as well as the financial resources and investment strategy of government bodies in our markets. The allocation of government funding for public infrastructure programs is a key driver for our markets, such as the infrastructure elements of the IIJA in the United States and large European infrastructure initiatives.
However, government budget deficits might reduce government infrastructure investment and reduce demand for the Company’s products. Similarly, any significant delay and/or adverse change in investment strategy by policy makers in any of the Company’s key markets could reduce market demand, adversely impacting financial performance.
Adverse Geopolitical Change/Environment
Adverse public policy, economic, social, and political situations in any country in which the Company operates could lead to a number of risks including health and safety risks for the Company's people, a fall in demand for the Company’s products, business interruption, restrictions on repatriation of earnings and/or a loss of plant access.
CRH primarily operates across North America, Europe, and Australia. The economies of these countries in which we operate are broadly stable. However, they are at varying stages of development, which presents multiple risks and uncertainties that could adversely affect the Company’s operations and financial results. These risks and uncertainties include:
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
In addition, CRH has people, assets, and operations in Ukraine and neighboring countries, which face physical risk due to the ongoing conflict. The Board and management are actively monitoring the situation in Ukraine, as uncertainty continues to exist due to the ongoing conflict in the region.

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
Further, CRH is subject to a broad and stringent range of existing and evolving laws, regulations, standards, and best practices with respect to health and safety in each of the jurisdictions in which it operates. Should CRH’s health and safety frameworks, processes, and controls fail to comply with such regulations, the Company could be exposed to significant potential legal liabilities and penalties. Any failure resulting in the discharge or release of hazardous substances to the environment (e.g. storage tank leaks or explosions) could in addition expose CRH to significant liability remediation costs and/or penalties that impact our financial position.
In addition, potential issues with products could lead to health, safety and other issues for our broad range of stakeholders including our employees, contractors, customers, and communities.
The occurrence or recurrence of disruptive/dangerous pandemics could materially endanger our workers and/or contractors.
People Management
CRH may not achieve its strategic objectives if it is not successful in attracting, engaging, retaining, and developing employees with the required skill sets, planning for leadership succession, developing an engaged and inclusive workforce, and building constructive relationships with collective representation groups.
The identification and subsequent assessment, management, development, and deployment of talented individuals is of major importance in continuing to deliver on the Company’s strategy and in ensuring that succession planning objectives for key executive roles throughout its international operations are satisfied. As well as ensuring the Company identifies, hires, integrates, engages, develops, and promotes talent, the Company must attract and retain a broad workforce representing diversity of thought and perspective and maintain an inclusive working environment. Our ability to achieve these objectives depends on the availability of a pool of workers with the required training and skills, and the attractiveness of our employer value proposition compared with competing employers.
The Company operates in a labor-intensive industry and can face frontline labor shortages that impact its ability to produce goods, operate facilities, and install products. Additionally, any significant loss of employee resources for a sustained period of time (e.g. due to sickness or a public health emergency) could impact the Company’s ability to maintain operations.
The Company must also maintain constructive relationships with the trade/labor unions that represent certain employees under collective agreements. Failure to do so could mean that the Company cannot renegotiate on appropriate terms the relevant collective agreements upon expiration and may face strikes or work stoppages as a consequence. Poor labor relations could create reputational risk for the Company and/or disrupt our businesses, raise costs, and reduce revenues and earnings from the affected locations, with potential adverse effects on the results of operations and financial condition of the Company.
Strategic Mineral Reserves and Permitting
Failure of CRH to maintain access to mineral resources and reserves, plan for reserve depletion, and secure or maintain permits for its mining operations may result in operation stoppages, adversely impacting financial performance.
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
The failure to plan adequately for current and future extraction and utilization or to ensure ongoing compliance with requirements of issuing authorities could lead to operational disruptions and negatively affect our long-term financial results. For additional information on the Company’s reserves position, see pages 21 to 25.

CRH FORM 10-K

Climate Change and Policy
The impact of climate change may adversely affect CRH’s operations and cost base and the stability of markets in which the Company operates. Risks related to climate change that could affect the Company’s operations and financial performance include both physical risks (such as acute and chronic changes in weather) and transitional risks (such as technological development, policy and regulation change, and market and economic responses).
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
Portfolio Management
CRH engages in acquisition and divestiture activity as part of active portfolio management, and this portfolio management activity presents risks around due diligence, execution, and integration of assets. Additionally, the Company may be liable for liabilities of companies it has acquired or divested. Failure to efficiently identify and execute deals may limit the Company’s growth potential and impact financial performance.
The Company’s acquisition strategy depends on successfully identifying and acquiring suitable assets at prices that satisfy our stringent cash flow and return on investment criteria. The Company may not be able to identify such companies, and, even if identified, may not be able to acquire them because of a variety of factors including the outcome of due diligence processes, the ability to raise required funds on acceptable terms, regulatory approvals (including in certain instances from competition authorities) and competition for transactions from peers and other entities acquiring companies in the building materials sector. In addition, situations may arise where the Company may be liable for the past acts, omissions or liabilities of acquired companies, or may remain liable in cases of divestiture (including for potential environmental liabilities or potential ongoing information technology (IT) support).
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

CRH FORM 10-K

Early-Stage Business/Technology Investment
CRH’s venture capital unit may fail to achieve expected commercial success and financial returns, and CRH may lose all or part of its investments in early-stage companies.
CRH, through its $250 million Venturing and Innovation Fund, makes investments in early-stage ventures focused on construction, sustainability and digitalization technology whose products and services may offer us future competitive advantage.
Investing in early-stage businesses and/or technologies presents inherent risks, with the potential that we may lose all or part of our investment if they fail to achieve anticipated strategic, technological, and financial returns. If we realize losses on our venture investments, our results of operations and financial condition may be adversely impacted.
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
Any failure to maintain strong customer relationships could result in an inability to respond to changing consumer preferences and approaches to construction. Failure to differentiate and innovate could lead to adverse impacts on financial performance.
Enabling Business Technology
CRH depends on multiple types of information and operational technologies, and failure to properly manage and maintain such technologies could adversely impact our ability to operate.
The Company makes significant capital investments in information and operational technology, and systems to promote operational efficiency and maintain competitive advantage. Some of these investments relate to complex, multi-year technology deployments that require specialist customization and project management to deliver expected value (including Enterprise Reporting Program (ERP) and industrial control systems deployments and upgrades). The Company maintains a complex operating environment in relation to both information and operating technology, that includes on-premises, hybrid and cloud technologies supported by a mixture of third-party outsourced service providers and internal resources. Any failure to properly manage the customization and/or deployment of these systems or this complex operating environment may result in additional costs being incurred and/or delayed or eroded benefit realization. If we fail to make the required technological investments at the right time, or fail to appropriately leverage emerging technologies, we may lose competitive advantage and/or inhibit our ability to comply with evolving laws and/or regulations.
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
The ongoing, efficient operation of our facilities is often dependent on important pieces of equipment and IT networks/infrastructure. These can present single points of failure and can be difficult to quickly and/or easily replace due to long supply chain lead times and high associated capital costs. It is possible we could experience periodic disruption to equipment availability for a variety of reasons, including accidents, mechanical failures, fires/explosions, and extreme weather conditions.
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

CRH FORM 10-K

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
The Company has not been subject to a cyber-attack that has had a material impact on our operations or financial results. However, we have faced attempted cyber-attacks and are likely to face future cyber-attacks, including malware or ransomware attacks, or suffer other human or technological errors that have a material impact. Breaches, significant IT interruptions or errors could disrupt production software, permit manipulation of financial data, and could lead to corruption or theft of sensitive data that we collect and retain about our customers, suppliers, employees, and business performance. Following a material cybersecurity incident, the Company may incur significant remediation costs, may face regulatory proceedings and/or private litigation, and may suffer damage to our reputation and customer confidence in our operations.
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
In addition, the Company regularly engages in acquisition activity as part of its active portfolio management. Many newly-acquired companies rely on different information and operational technology systems to the rest of the Company and may not have cybersecurity protections comparable to those implemented throughout the existing Company. Integrating newly-acquired companies and assets and implementing appropriate cybersecurity controls may be more resource-intensive and time-consuming than anticipated. Failure to appropriately integrate new acquisitions into our cybersecurity and IT systems can lead to vulnerabilities and make our systems more complex to secure. Further, the global nature of our operations and diverse information and operational technologies used across the Company may result in potential delays in the detection and reporting of cyber incidents. In addition, as cybersecurity threats evolve, including from emerging technologies, such as advanced forms of AI and quantum computing, the Company is increasingly required to expend additional resources to enhance our cybersecurity protection measures and may be required to expend additional resources to investigate and remediate identified vulnerabilities.
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
Some of the raw materials, equipment, transport and other inputs that the Company requires are limited to a small number of suppliers from which the Company can economically and/or practically source, which often have long lead times. Any of our suppliers may experience temporary, prolonged or even permanent operational disruption (e.g. significant system outages) and/or capacity in the market may fall below required levels (e.g. for haulage capacity), which could have an adverse impact on the Company’s operations, financial performance, and reputation. In addition, in certain markets in which the Company operates, including markets for steel, cement, bitumen and SCMs, contracted market demand can far outstrip supply, which may restrict the Company’s ability to obtain alternative suppliers or additional volumes where necessary. Our focus on responsible sourcing practices and other Environmental & Social Governance (ESG) considerations may also limit the pool of acceptable suppliers from which we may choose to source.
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

CRH FORM 10-K

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
In addition, we are incorporated under Irish law, which treats interested director and officer transactions and shareholder lawsuits differently than the laws generally applicable to U.S. incorporated corporations and our shareholders may thus have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As we are an Irish company, the duties of our directors and officers are generally owed to CRH plc. Our shareholders will generally not have a personal right of action against our directors or officers and in limited circumstances only may exercise rights of action on behalf of the Company.
Financial Instruments
CRH uses financial instruments throughout its businesses giving rise to interest rate and leverage, foreign currency, counterparty, credit rating, and liquidity risks. A downgrade of the Company’s credit ratings may give rise to increases in future funding costs and may impair the Company’s ability to raise funds on acceptable terms. In addition, insolvency of the financial institutions with which the Company conducts business may adversely impact the Company’s financial position.
Risks related to Company financing that could affect its operations and/or financial performance are discussed as follows:
Interest rate and leverage risks
As of December 31, 2025, the Company had outstanding gross indebtedness, including overdrafts, finance lease liabilities and the impact of derivatives, of approximately $18.2 billion, compared to $14.3 billion in 2024, and Cash and cash equivalents and Restricted cash of approximately $4.1 billion, compared to $3.8 billion in 2024. The Company uses interest rate swaps to manage its interest rate profile. Significant acquisition activity could adversely affect our leverage profile and, in turn, adversely impact operating and financial flexibility as well as financial position. There can be no assurance that the Company will not be adversely impacted by increases in borrowing costs in the future.
Foreign currency risks
If the Company’s reporting currency weakens relative to the basket of foreign currencies in which Net Debt*6is denominated (including the euro, Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Polish Zloty, and Swiss Franc), the Net Debt* balance would increase; the converse would apply if the Company’s reporting currency was to strengthen. Where economically feasible, Net Debt* is maintained in the same relative ratio as capital employed to act as an economic hedge of the underlying currency assets.
Counterparty risks
Insolvency of the financial institutions with which the Company conducts business or a downgrade in their credit ratings may lead to losses in the cash balances that the Company holds with such financial institutions or losses in derivative transactions that the Company has entered into with these parties and may render it more difficult for the Company to utilize existing debt capacity or otherwise obtain financing for operations. The Company holds significant cash and cash equivalents and restricted cash on deposit and derivative transactions with a variety of highly-rated financial institutions which as of December 31, 2025, totaled $4.1 billion and $60 million, compared to $3.8 billion and $27 million, respectively, in 2024. In addition, certain of the Company’s activities give rise to significant amounts receivable from counterparties at the balance sheet date; as of December 31, 2025, this balance was $4.7 billion and in 2024 this balance was $4.4 billion.
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
Liquidity risks
The principal liquidity risks stem from the maturation of debt obligations and derivative transactions. The Company aims to achieve flexibility in funding sources through a variety of means including (i) maintaining cash and cash equivalents with a number of highly-rated counterparties; (ii) meeting the bulk of debt requirements through debt capital markets or other term financing; (iii) limiting the annual maturity of such balances; and (iv) having surplus committed bank lines of credit. However, market or economic conditions may make it difficult at times to realize this objective. In addition, continued focus on climate change by investors and lenders may affect their preferences and sentiments, potentially impacting the Company’s access to and cost of capital, and investment attractiveness.

6** Represents a non-GAAP measure. See “Non-GAAP Reconciliation and Supplementary Information” on pages 35 to 38 for a reconciliation to the most directly comparable GAAP measure.

CRH FORM 10-K

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
Given the geographic spread of the Company, a significant proportion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the Company’s reporting currency, including the euro, Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Polish Zloty, and Swiss Franc. From year to year, adverse changes in the exchange rates used to translate these and other foreign currencies into the reporting currency have impacted and will continue to impact consolidated results.
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
Under U.S. GAAP, goodwill and indefinite-lived intangible assets are subject to annual impairment testing, or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A detailed discussion of the impairment testing process, the key assumptions used, the results of that testing, and the related sensitivity analysis is contained in section “Critical Accounting Estimates” of Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” on page 42.
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

Item 1B. Unresolved Staff Comments
None.

CRH FORM 10-K

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
CRH leverages its Enterprise Risk Management (ERM) framework, which accords with internationally recognized standards, to identify, assess, respond, monitor, manage, and report material cybersecurity risks facing the Company. CRH manages cybersecurity risk at multiple levels within the Company. Given CRH’s wide geographic spread, the frequency and possible scale of acquisition activity, the diversity of the types of IT systems operated by CRH companies, and the decentralized nature of its operations, CRH implements an amalgam of centralized and decentralized processes for IT management. Under this model, Company-level management and the management of CRH’s operating companies and business units share responsibility for cybersecurity management and collaborate on assessing, identifying, and managing material risks.
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
At the Enterprise-level, CRH conducts a semi-annual bottom-up risk assessment focused on CRH’s operating companies and business units, including cybersecurity-related risks, which evaluates the impact and likelihood of the identified cyber risks and the effectiveness of existing security measures, policies, and procedures. CRH also requires that each operating company completes a self-assessment regarding its cyber controls and risk, including user awareness training, email security protection, multi-factor authentication, system patch management, identity management, network segregation, antivirus and web protections, asset inventory, privileged access management, logging, monitoring, and incident response capabilities.
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
Assessment and management of cybersecurity risks is a key component of CRH’s broader risk governance processes as cybersecurity is a core risk facing the Company. Identification of cybersecurity risks is integrated into CRH’s overall ERM framework, with a focus on risks related to information systems, data security, operational technology, and technology infrastructure.
CRH works closely with multiple external advisors specializing in cybersecurity to improve its ability to identify and detect, protect against, and recover from, cybersecurity incidents. In addition, CRH leverages certain managed service providers to aid in triaging and monitoring potentially malicious activities. CRH is dependent upon third-party service providers for certain IT-related services, and has systems of oversight to evaluate potential risks in certain critical third-parties on whom CRH has a material dependency. These systems would include the use of vendor security questionnaires, vulnerability assessments, and annual audits. The Company’s Internal Audit function conducts regular audits of our IT infrastructure and implementation of our Global Information Security Policy and related significant internal cyber initiatives as part of our governance, risk, and compliance framework. These internal audits include a structured assessment of the design and implementation of IT and security controls and assess the operation of our Information Security Management Systems (ISMS). The internal audit program evaluates the effectiveness of technical, operational, and administrative security controls, and identifies opportunities for continual improvement.
CRH has not been subject to a cyber-attack that has had a material impact on our operations or financial results. For additional information, please refer to Item 1A. “Risk Factors”.
Cybersecurity Governance
Our Board is responsible for strategy, risk, and governance, including oversight of risks from cybersecurity threats. The Board has delegated to the Audit Committee primary responsibility for oversight of cybersecurity risk management and the associated internal control systems. The Audit Committee is currently made up of six independent directors with a range of relevant cybersecurity, information technology, and operational technology experience. Board-level responsibility for overseeing information security is further supported by our Cyber Security Council, which provides strategic direction, governance, and oversight of all information security matters. The Council operates with senior management representation and regularly reviews cyber‑risk, compliance obligations, and our security performance. This governance structure aims to ensure that information security priorities, risks, and improvements are consistently aligned with organizational objectives and regulatory expectations.
The Audit Committee receives updates at least annually from the Chief Information Security Officer (CISO) on the design and progress of key information security initiatives in addition to regular briefings on cybersecurity and management of cybersecurity-related risks from relevant members of management, including the Head of ERM and the CISO. Recent updates from the CISO have focused on cyber transformation, threats and trends, security assessments, cyber resilience initiatives, and awareness and training. The Audit Committee is responsible for updating the Board on identified risks related to cybersecurity.
Our Global Leadership Team is responsible for the execution of CRH’s strategy and governance, including implementation and review of our ERM framework, which has identified cybersecurity as a core risk for CRH. CRH has established the role of CISO to provide technical leadership on a day-to-day basis in assessing and managing the Company’s material cybersecurity risks and liaising with the chief information officers of CRH’s Divisions. The CISO has 25 years of experience working in IT, including more than a decade spent in prior technical and senior management roles related to cybersecurity.

CRH FORM 10-K

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
Following cybersecurity incidents, GIS, in conjunction with members of management of CRH’s operating companies and business units as necessary, conduct post-incident analysis and exercises designed to strengthen CRH’s cybersecurity practices. The Risk Committee and Global Leadership Team are briefed on the occurrence, mitigation, and remediation of cybersecurity incidents on a regular basis, including ad-hoc briefings covering significant or potentially material incidents.
The Risk Committee, which is made up of our Chief Financial Officer, Chief Legal and Corporate Affairs Officer, Chief Operating Officer, and the Divisional Presidents of CRH Americas and CRH International, is the executive oversight body for risk management, including cybersecurity risks and the work of the CISO, GIS and related teams. The Risk Committee meets quarterly with the Head of ERM to assess risks facing CRH, and, on an as-needed basis, meets with other members of CRH management regarding cybersecurity risks and developments. The Risk Committee also reviews the semi-annual risk updates that are provided to the Audit Committee prior to dissemination.

Item 2. Properties
As of February 4, 2026, we had a total of 3,961 operating locations:

	Americas Materials Solutions	Americas Building Solutions	International Solutions
United States	1,725	311	9
Europe	–	4	1,596
Rest of World	65	22	229
Total	1,790	337	1,834
Our building materials operating locations include product production facilities, mobile plants, and retail facilities. Some of these operating locations are located on the same sites as our mining properties described below under the heading “Mineral Reserves and Resources: Background”. Significant building materials operating locations for CRH’s subsidiaries, as of December 31, 2025, are the cementitious facilities in the United States, Canada, United Kingdom, Ireland, France, Poland, Ukraine, Romania, Slovakia, Australia, and the Philippines. These facilities include plant and equipment such as kilns, crushers, calciners, coolers, and silos used to process limestone and other raw materials into cement as well as equipment used to extract and transport limestone from CRH quarries. The clinker (the key intermediate product in the manufacture of cement) capacity for our significant building material locations is set out in the table below:

	Country	Number of Plants	Average Clinker Capacity (tons per hour)
Americas Materials Solutions
South	United States	4	602
West	United States	6	780
Great Lakes	United States, Canada	2	298
International Solutions
Western Europe	United Kingdom, Ireland, France	8	898
Central & Eastern Europe	Poland, Ukraine, Romania, Slovakia	8	1,712
Australia	Australia	2	204
Philippines	Philippines	5	714
During 2025, CRH’s material cement kilns operated on average at 72% utilization. Our building solutions businesses have many types of manufacturing facilities including paver, masonry, precast, pipe, dry-mix, fencing and railing, and lawn and garden plants. These facilities include plant and equipment such as automated presses, batching systems, packaging equipment, kilns, coolers, and silos which are used to turn raw materials into finished goods for our cementitious products as well as equipment such as presses, extruders, and molds which are used in the fencing, railing, plastic pipe, trench and metals, and enclosure businesses.
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
CRH also owns and leases, directly or indirectly through third-parties, heavy mobile equipment, trucks, and vehicles for production and transportation purposes.
Condition
CRH believes that all the facilities are in good condition, adequate for their purpose and suitably utilized according to the individual nature and requirements of the relevant operations. CRH has a continuing program of improvements and replacements of properties when considered appropriate to meet the needs of the individual operations.

CRH FORM 10-K

Mineral Reserves and Resources
Background
CRH’s mineral reserves (reserves) and mineral resources (resources) for the production of primary building materials (which encompasses aggregates (crushed stone, sand and gravel), cement and lime, asphalt, readymixed concrete and concrete products) fall into a variety of categories spanning a wide number of rock types and geological classifications. These reserves and resources are found within our extensive network of quarry locations in attractive local markets globally. This disclosure of the Company’s mining properties has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (Subpart 1300). As of December 31, 2025, the Company has 1,334 mining properties with 252,791 acres of owned and 128,651 acres of leased land, respectively, as disclosed in the table on page 24, the locations of which are presented by geographic location in the maps on page 25.
None of CRH’s mineral-bearing properties are individually material to the Company as of December 31, 2025. A summary disclosure of CRH’s mining operations is provided on pages 22 to 25.
As of December 31, 2025, the Company’s reserves and resources estimations of 27,519 million tons and 12,968 million tons, respectively, as disclosed on pages 22 to 23, are calculated in accordance with Subpart 1300. The Company’s reserves and resources disclosures may not be comparable to similar disclosures disclosed in accordance with the requirements of other countries and should be read in conjunction with the disclosures that follow on pages 22 to 25.
CRH operates predominantly production stage properties, with a limited number of development and exploration stage properties, as such terms are defined in Subpart 1300. Predominantly, CRH’s production stage properties provide raw materials for on-site modern cement and aggregates producing facilities. Almost exclusively, CRH utilizes surface mining and, with a very limited number of exceptions, CRH and its operating companies are the only operators of the properties.
Reserves
Reserves are classified into two categories, probable reserves and proven reserves, in order of increasing geological confidence.
The Company’s estimate of 27,519 million tons of reserves, as disclosed on page 22 analyzed by rock type (Hard rock, Sand & Gravel, and Other), are of recoverable stone, sand, and gravel of suitable quality for economic extraction, based on drilling and studies by the Company’s geologists and engineers. These estimates also consider reasonable economic and operating constraints as to maximum depth of overburden and stone excavation and are subject to permitting or other restrictions.
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
Resources
Resources are classified into three categories, inferred, indicated or measured resources, in order of increasing geological confidence. Indicated or measured resources can be converted to reserves by the application of certain modifying factors which include, but are not limited to, consideration of mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental compliance, plans, negotiations, or agreements with local individuals or groups, and governmental factors. There is no certainty that any of the resources disclosed on page 23 will be converted into reserves. Resources have not been fully assessed using modifying factors, however, an initial assessment has been completed in accordance with Subpart 1300.
Internal Controls
CRH has established appropriate governance processes to support the publication of our 2025 reserves and resources disclosures. Reserve and resource estimates are subject to annual review by each of the relevant operating companies across the Company in conjunction with the relevant qualified persons. CRH has established and maintains a number of internal controls to address the risks inherent in the mineral reserves and resources reporting process. These internal controls have been embedded into the local control environments and operate across the business, including controls at an operating company, Divisional and Enterprise-level.
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
In addition, to provide further assurance over the Company’s mineral reserves and resources reporting process, the Company’s Internal Audit function completed a limited scope review across a sample of material reporting entities on the operation of these internal controls as of December 31, 2025.
The table below presents, by segment and geographic location, the tons of proven and probable aggregates, cement, and lime mineral reserves as of December 31, 2025, and the related percentages by rock type.

		Reserves
		Proven				Probable				Total Reserves (i) (ii)
		Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type
	Country		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other
Aggregates
Americas Materials Solutions	United States	8,406	76%	17%	7%	9,938	85%	9%	6%	18,344	81%	12%	7%
	Canada	472	72%	28%	–	174	86%	14%	–	646	75%	25%	–
International Solutions	Western Europe (UK, IE, FR, ES, DK, FI) (iv)	1,885	82%	18%	–	1,307	93%	7%	–	3,192	87%	13%	–
	Central & Eastern Europe (PL, RO, SK, CH, HU, HR) (iv)	328	86%	14%	–	213	53%	47%	–	541	73%	27%	–
	Australia	591	91%	9%	–	442	91%	9%	–	1,033	91%	9%	–
	Philippines	54	100%	–	–	5	100%	–	–	59	100%	–	–
Subtotal		11,736	78%	17%	5%	12,079	85%	10%	5%	23,815	82%	13%	5%

Cement
Americas Materials Solutions	United States	736	98%	–	2%	270	100%	–	–	1,006	98%	–	2%
	Canada	157	100%	–	–	22	100%	–	–	179	100%	–	–
International Solutions	Western Europe (UK, IE, FR, ES) (iv)	410	96%	–	4%	137	94%	–	6%	547	96%	–	4%
	Central & Eastern Europe (DE, PL, RO, RS, SK, CH, UA) (iv)	684	96%	–	4%	577	89%	2%	9%	1,261	93%	1%	6%
	Australia	145	100%	–	–	1	–	100%	–	146	99%	1%	–
	Philippines	449	68%	7%	25%	58	84%	–	16%	507	70%	6%	24%
Subtotal		2,581	92%	1%	7%	1,065	93%	1%	6%	3,646	92%	1%	7%

Lime
International Solutions	Australia	29	32%	68%	–	29	97%	3%	–	58	65%	35%	–
Subtotal		29	32%	68%	–	29	97%	3%	–	58	65%	35%	–
Total		14,346	81%	14%	5%	13,173	87%	8%	5%	27,519	83%	12%	5%
(i)    CRH has no individually material mineral-bearing properties requiring individual property disclosure under Subpart 1300.
(ii)    CRH’s point of reference for the estimation of the Company’s mineral reserves is “in-situ” reserves.
(iii)    All reserves quantities are quoted in millions of short tons.
(iv)    The countries and their respective codes are Croatia: HR, Denmark: DK, Finland: FI, France: FR, Germany: DE, Hungary: HU, Ireland: IE, Poland: PL, Romania: RO, Serbia: RS, Slovakia: SK, Spain: ES, Switzerland: CH, Ukraine: UA, United Kingdom: UK.
CRH’s mineral reserves and resources are used predominantly for the production and sale of aggregates, cement and lime. The average sales price for the period January 1, 2025 to October 31, 2025, for aggregates and cement was $19.0 and $140.5 per ton, respectively, for our Americas Materials Solutions’ businesses and $12.6 and $121.1 per ton, respectively, for our International Solutions’ businesses. The average sales price for lime within our International Solutions' businesses over this time period was $161.5 per ton. These prices, which are used for estimation of both mineral reserves and resources, are impacted by product mix, geographic location, and foreign currency.

CRH FORM 10-K

The table below presents, by segment and geographic location, the tons of measured, indicated, and inferred aggregates, cement, and lime resources as of December 31, 2025, and the related percentages of these resources by rock type. CRH’s mineral resources in the table below are disclosed exclusive of mineral reserves.

Resources
		Measured				Indicated				Total Measured & Indicated				Inferred				Total Resources (i) (ii)
		Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type			Tons (iii)	Grade: % by rock type
	Country		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other		Hard Rock	Sand & Gravel	Other
Aggregates
Americas Materials Solutions	United States	1,184	93%	4%	3%	2,167	86%	13%	1%	3,351	88%	10%	2%	4,605	78%	20%	2%	7,956
	Canada	332	90%	10%	–	1	–	100%	–	333	90%	10%	–	106	100%	–	–	439
International Solutions	Western Europe (UK, IE, FR, ES, DK, FI) (iv)	367	34%	66%	–	547	81%	18%	1%	914	63%	37%	–	398	93%	7%	–	1,312
	Central & Eastern Europe (RO, SK, CH) (iv)	217	84%	16%	–	52	78%	22%	–	269	83%	17%	–	16	14%	86%	–	285
	Australia	303	99%	1%	–	495	77%	23%	–	798	85%	15%	–	516	100%	–	–	1,314
Subtotal		2,403	84%	15%	1%	3,262	84%	15%	1%	5,665	84%	15%	1%	5,641	81%	17%	2%	11,306

Cement
Americas Materials Solutions	United States	38	85%	–	15%	40	93%	–	7%	78	89%	–	11%	316	100%	–	–	394
	Canada	49	89%	–	11%	–	–	–	–	49	89%	–	11%	–	100%	–	–	49
International Solutions	Western Europe (UK, IE, FR, ES) (iv)	138	100%	–	–	62	90%	–	10%	200	97%	–	3%	47	95%	5%	–	247
	Central & Eastern Europe (DE, RO, SK, UA) (iv)	328	55%	–	45%	205	71%	–	29%	533	61%	–	39%	115	100%	–	–	648
	Australia	2	100%	–	–	–	–	–	–	2	100%	–	–	–	–	–	–	2
	Philippines	–	–	–	–	–	–	–	–	–	–	–	–	32	99%	1%	–	32
Subtotal		555	72%	–	28%	307	77%	–	23%	862	74%	–	26%	510	99%	1%	–	1,372

Lime
International Solutions	Australia	71	82%	18%	–	218	21%	79%	–	289	36%	64%	–	1	–	100%	–	290
Subtotal		71	82%	18%	–	218	21%	79%	–	289	36%	64%	–	1	–	100%	–	290
Total		3,029	82%	12%	6%	3,787	79%	18%	3%	6,816	80%	16%	4%	6,152	82%	16%	2%	12,968
(i)    CRH has no individually material mineral-bearing properties requiring individual property disclosure under Subpart 1300.
(ii)    CRH’s point of reference for the estimation of the Company’s mineral resources is “in-situ” resources.
(iii)    All resources quantities are quoted in millions of short tons.
(iv)    The countries and their respective codes are Denmark: DK, Finland: FI, France: FR, Germany: DE, Hungary: HU, Ireland: IE, Poland: PL, Romania: RO, Slovakia: SK, Spain: ES, Switzerland: CH, Ukraine: UA, United Kingdom: UK.

CRH FORM 10-K

The table below outlines the number of facilities by segment and geographic location along with the annualized extraction (in millions of tons) for each of the three years ending December 31, 2025.

	Country	No. of Quarries/pits	Surface acreage (acres) (i)		Annualized extraction (millions of tons)			Years to Depletion (ii)
			Owned	Leased	2023	2024	2025
Aggregates
Americas Materials Solutions	United States	736	136,345	69,519	211.6	207.1	204.5	88
	Canada	33	14,295	1,717	20.3	17.1	17.5	35
International Solutions	Western Europe (UK, IE, FR, ES, DK, FI) (iii)	385	41,099	23,768	79.6	76.3	78.2	41
	Central & Eastern Europe (PL, RO, SK, CH, HU, HR) (iii)	44	2,991	1,486	10.9	12.3	14.9	43
	Australia	48	16,217	3,063	–	10.4	9.4	104
	Philippines	1	–	440	–	–	–	–
Subtotal		1,247	210,947	99,993	322.4	323.2	324.5

Cement
Americas Materials Solutions	United States	11	23,537	2,647	11.6	11.8	12.0	85
	Canada	2	1,053	17	3.4	2.2	1.9	72
International Solutions	Western Europe (UK, IE, FR, ES) (iii)	18	7,118	571	15.2	10.8	10.5	45
	Central & Eastern Europe (DE, PL, RO, RS, SK, CH, UA) (iii)	29	3,343	4,529	17.1	18.1	17.2	72
	Australia	12	3,632	1,025	–	2.8	2.4	57
	Philippines	5	2,469	531	7.7	7.0	6.1	73
Subtotal		77	41,152	9,320	55.0	52.7	50.1

Lime
International Solutions	Australia	10	692	19,338	–	3.7	1.9	20
Subtotal		10	692	19,338	–	3.7	1.9
Total		1,334	252,791	128,651	377.4	379.6	376.5
(i)    The disclosures in the table above include the surface area of infrastructure, process plants, waste piles, water storage, water treatment plants, and boundary areas of CRH’s mineral-bearing properties. Remote properties such as offices, distribution facilities and readymixed concrete plants are not included.
(ii)     Years to depletion is based on the average of the three years’ 2023 to 2025 annualized extraction.
(iii)    The countries and their respective codes are Croatia: HR, Denmark: DK, Finland: FI, France: FR, Germany: DE, Hungary: HU, Ireland: IE, Poland: PL, Romania: RO, Serbia: RS, Slovakia: SK, Spain: ES, Switzerland: CH, Ukraine: UA, United Kingdom: UK.

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

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Form 10‐K.

CRH FORM 10-K

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
CRH has a primary listing on the NYSE and an international secondary listing on the LSE of its Ordinary Shares, each represented by the ticker symbol ‘CRH’. As of February 4, 2026, there were approximately 14,350 holders of record of our Ordinary Shares.
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
Withholding Tax on Dividends: Dividends on our Ordinary Shares would generally be subject to Irish DWT at the rate of 25%, unless an exemption applies. Dividends on our Ordinary Shares that are owned by residents of the United States and held beneficially through the Depository Trust Company (DTC) will not be subject to DWT provided that the address of the beneficial owner of the Ordinary Shares in the records of the broker is in the United States. Dividends on our Ordinary Shares that are owned by residents of the United States and held directly (outside of DTC) will not be subject to DWT provided that the shareholder has completed the appropriate Irish DWT form and this form remains valid. Such shareholders must provide the appropriate Irish DWT form to our Transfer Agent, Computershare Trust Company N.A., before the record date for the first dividend payment to which they are entitled. If any shareholder who is resident in the United States receives a dividend subject to DWT, he or she should generally be able to apply for a refund from the Irish Revenue Commissioners. The Double Taxation Treaty between Ireland and the United States contains provisions regarding withholding tax, but it is generally not necessary for U.S. resident shareholders to rely on the treaty due to the wide scope of DWT exemptions under Irish law.
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
Stamp Duty: Transfer of our Ordinary Shares other than via transfer of book-entry interests in DTC may be subject to Irish stamp duty. Transfers of our Ordinary Shares via transfer of book entry interests in the DTC will not be subject to Irish stamp duty. However, if a shareholder holds our Ordinary Shares directly rather than beneficially through DTC, any transfer of shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee.
Other Shareholder Matters
There are no legislative or other legal provisions currently in force in Ireland or arising under our Articles that restrict the payment of dividends or distributions to holders of our Ordinary Shares not resident in Ireland, except for Irish laws and regulations that restrict the remittance of dividends, distributions and other payments in compliance with the sanctions laws of the Security Council of the United Nations, the European Union (and any of its members), the United Kingdom, and the United States.
Dividend Policy
CRH has paid dividends on its Ordinary Shares each fiscal year since the formation of the Company in 1970. While we currently expect a dividend to be paid in the future, future dividend payments (and amounts thereof) will depend on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board. Dividends are paid to registered shareholders on the record date for the dividend. In line with the Company's policy of consistent long-term dividend growth and supported by its strong financial position, the Board approved dividends totaling $1.48 per share in respect of 2025, a 5.7% increase on the prior year (2024: $1.40), broken into quarterly dividends of $0.37 per share being paid on April 16, 2025, June 25, 2025, September 24, 2025, and December 16, 2025, respectively.
Dividends are paid wholly in cash. The default payment currency is U.S. Dollar for shareholders who hold their Ordinary Shares through a DTC participant. It is also U.S. Dollar for shareholders holding their Ordinary Shares in registered form, unless a currency election is registered with CRH’s Transfer Agent, Computershare Trust Company N.A., in advance of the applicable record date. The default payment currency for shareholders holding their Ordinary Shares in the form of Depository Interests is euro. Such shareholders can elect to receive dividends in U.S. Dollar or Pound Sterling by providing their instructions to the Company’s Depositary Interest provider, Computershare Investor Services plc, in advance of the applicable record date.
Securities Authorized For Issuance Under Equity Compensation Plans
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

CRH FORM 10-K

Share Performance Graph
The performance graph below compares the five-year cumulative total shareholder return of our Ordinary Shares from December 31, 2020 to December 31, 2025, with the cumulative total return for the same period of the S&P 500 Index and the S&P 500 Materials Index. The graph assumes that the initial investment in our Ordinary Shares and each index was $100, with reinvestment of dividends.
Performance data for the Company is provided as of the last trading day of each relevant fiscal year. The share price performance graph is not indicative of future share price performance.

Comparative Total Return ($)	2020	2021	2022	2023	2024	2025
CRH	100.00	127.08	98.73	178.86	243.08	332.63
S&P 500	100.00	128.68	105.36	133.03	166.28	195.98
S&P 500 Materials	100.00	127.28	111.66	125.67	125.62	138.85
The performance graph above is being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K. It is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or under the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Recent Sales of Unregistered Securities
None.

CRH FORM 10-K

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2025	671,015	$118.66	671,015	62,808,207
November 1 – November 30, 2025	740,757	$113.76	740,757	59,431,900
December 1 – December 31, 2025	696,400	$124.84	696,400	58,735,500
Total	2,108,172		2,108,172
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In the fourth quarter of 2025, the Company returned a further $0.3 billion of cash to shareholders through the repurchase of 2,108,172 Ordinary Shares (equivalent to 0.3% of the Company’s issued share capital as of December 31, 2025). This brought total cash returned to shareholders under the Program to $9.6 billion since its commencement in May 2018. The purchases in the fourth quarter of 2025 were completed under the following tranches:

Date Announced		Max Amount to be Repurchased (in $ millions)	Expiration Date
August 6, 2025	(Tranche 26)	300	November 5, 2025
November 5, 2025	(Tranche 27)	300	February 17, 2026

Item 6. [Reserved]

CRH FORM 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey and promote understanding of management’s perspective regarding operational and financial performance for fiscal years 2025 and 2024. This MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
For a discussion of our fiscal year 2024 results compared with our fiscal year 2023 results, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" portion of the Company's 2024 Annual Report on Form 10-K, filed with the SEC on February 26, 2025.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those discussed in Item 1A. “Risk Factors” and “Forward-Looking Statements – Safe Harbor Provisions Under The Private Securities Litigation Reform Act Of 1995” and elsewhere in this Form 10-K. Our operating results depend upon economic cycles, seasonal and other weather‐related conditions, and trends in government funding initiatives, among other factors. Accordingly, financial results for any year presented, or year‐to‐year comparisons of reported results, may not be indicative of future operating results.
Overview
CRH is the leading provider of building materials critical to modernizing infrastructure. With our team of 83,032 people across 3,961 locations, our unmatched scale, connected portfolio, and deep local relationships make us the partner of choice for transportation, water and reindustrialization projects, shaping communities for a better tomorrow.
CRH’s connected portfolio supplies building materials across the construction value chain, better serving our customers’ needs and driving repeat business while making construction simpler, safer and more sustainable. This customer-centric approach combines our unique entrepreneurial culture, leading performance and local market knowledge with our value-added building products and services to be a valuable partner for customers across our end-markets. CRH’s leading positions of scale serve transportation and critical infrastructure, reindustrialization projects, and commercial and residential construction activity in North America, Europe and Australia.
Financial performance highlights:
CRH delivered another record performance in 2025 resulting in the following performance highlights (compared to 2024):
•Total revenues increased to $37.4 billion, compared with $35.6 billion in 2024;
•Net income increased to $3.8 billion compared with $3.5 billion in 2024. Adjusted EBITDA* increased to $7.7 billion in 2025 from $6.9 billion in 2024;
•Net income margin was 10.1% in 2025 and 9.9% in 2024. Adjusted EBITDA margin* was 20.5% in 2025, an increase of 100 basis points (bps) compared with an Adjusted EBITDA margin* of 19.5% in 2024;
•Operating cash flow6 and Net cash provided by operating activities as a percentage of Net income of $5.6 billion and 148% were ahead of
2024 levels of $5.0 billion and 142%, respectively. Adjusted Free Cash Flow* and Adjusted Free Cash Flow Conversion* of $5.0 billion and
131% were ahead of 2024 levels of $4.2 billion and 120%, respectively; 7
•Operating income as a percentage of average invested capital was 15.2% in 2025 and 16.7% in 2024. Adjusted Return on Invested Capital* (Adjusted ROIC), decreased by 130bps to 12.1% in 2025, from 13.4% in 2024; and
•Diluted Earnings Per Share (EPS) in 2025 was $5.51 compared with $5.02 in 2024. Diluted EPS pre-impairment* was $5.57 in 2025 and
$5.43 in 2024.
Capital allocation highlights:
•38 acquisitions completed for a total consideration of $4.1 billion in 2025, compared with $5.0 billion in 2024. A further $2.7 billion was invested in growth and maintenance capital expenditure projects in 2025, compared with $2.6 billion in 2024;
•Cash paid to shareholders in 2025 through dividends was $1.0 billion and through share buybacks was $1.2 billion, compared with $1.7 billion and $1.3 billion, respectively, in 2024;
•Full year dividend per share increase of 6% resulting in a dividend per share of $1.48 in 2025, from $1.40 in 2024; and
•Ongoing share buyback program in 2025 repurchased approximately 11.7 million Ordinary Shares for a total consideration of $1.2 billion, compared with $1.3 billion in 2024.
Development review
The Company takes an active approach to portfolio management and continuously reviews the competitive landscape for attractive investment and divestiture opportunities to deliver further growth and value creation for shareholders.
In 2025, CRH completed 38 acquisitions for a total consideration of $4.1 billion. Our largest acquisition in 2025 was in our Americas Materials Solutions segment where we acquired Eco Material, a leading supplier of SCMs in North America, for a total consideration of $2.1 billion. The Eco Material transaction strategically positions CRH to meet growing demand for SCMs to modernize North America's infrastructure. In addition, we completed another 18 acquisitions in our Americas Materials Solutions segment and five acquisitions in our Americas Building Solutions segment for a total 2025 investment in the Americas of $3.4 billion. We also completed 14 acquisitions in our International Solutions segment for a total 2025 investment of $0.7 billion. CRH completed six divestitures and realized proceeds from divestitures and disposal of long-lived assets (including deferred divestiture consideration received) of $0.5 billion.
* Represents a non-GAAP measure. See “Non-GAAP Reconciliation and Supplementary Information” on pages 35 to 38 for a reconciliation to the most directly comparable GAAP measure.
6 Operating cash flow refers to Net cash provided by operating activities as reported in the Consolidated Statements of Cash Flows on pages 52 to 53.7

CRH FORM 10-K

In 2024, CRH completed 40 acquisitions for a total consideration of $5.0 billion. Our largest acquisition in 2024 was in our Americas Materials Solutions segment where we acquired an attractive portfolio of cement and readymixed concrete operations and assets in Texas, for a total consideration of $2.1 billion. In addition, we completed another 20 acquisitions in our Americas Materials Solutions segment and 10 acquisitions in our Americas Building Solutions segment for a total 2024 spend in the Americas of $3.8 billion. We also completed nine acquisitions in our International Solutions segment for a total 2024 spend of $1.2 billion, including the acquisition of a majority stake in Adbri, a market leader in cement and aggregates in Australia. In 2024, CRH completed 10 divestitures and realized proceeds from divestitures and disposal of long-lived assets (including deferred divestiture consideration received) of $1.4 billion, primarily related to the divestiture of the European Lime operations.
Outlook
We expect favorable underlying demand across our key end-markets, underpinned by significant public investment in infrastructure and continued reindustrialization activity. Within the residential sector we expect resilient repair and remodel activity while the new-build segment is expected to remain subdued. Assuming normal seasonal weather patterns and absent any major dislocations in the political or macroeconomic environment, CRH's superior strategy, connected portfolio and leading positions of scale in attractive high-growth markets, together with our strong and flexible balance sheet, are expected to underpin another year of growth and value creation in 2026.
Market Backdrop
CRH’s results can be impacted by trends and factors in the wider construction markets it is exposed to. The principal construction markets, for all segments, are infrastructure, including highways, streets, roads, tunnels and bridges; non-residential, including construction of critical infrastructure for the transport of water and energy, manufacturing, commercial, distribution and data center facilities; and residential, including new-build construction, and repair and remodel activity, of single and multi-family housing. North America is expected to be a key driver of future growth for CRH due to its positive demographic and economic fundamentals, including significant public investment in infrastructure and private investment in reindustrialization activity. Our International businesses, which benefit from strong economic and construction growth prospects as well as recurring repair and remodel demand, are an important strategic part of the Company. In 2025, approximately 75% of Net income and 71% of Adjusted EBITDA* was generated in North America, while approximately 25% of Net income and 29% of Adjusted EBITDA* was generated by our International Division. CRH intends to continue to expand its North American and International operations given significant government support for infrastructure and increasing investment in transportation, water and reindustrialization projects. See ‘Business Segment Information’ in Item 1. “Business” for details by segment.8
Infrastructure
Americas
Our North American businesses expect positive momentum in infrastructure activity, underpinned by robust state and federal funding, and continued support from the IIJA which was signed into law in November 2021. The IIJA is expected to provide federal highway funding of approximately $350 billion, including $110 billion of incremental funding for roads, bridges, and other infrastructure projects. We see significant funding runway ahead with approximately 50% of expected funds yet to be deployed. Aided by the IIJA, U.S. highway and bridge contract awards remained at elevated levels in 2025, underpinning a positive outlook for 2026 as state budgets reflect the need for increased public investment in infrastructure.
International
After a solid 2025, the outlook for 2026 in our International markets is underpinned by government and EU funding for the infrastructure sector, which typically fluctuates less than residential and non-residential sectors. In this sector, the impact of the business cycle is mitigated by long-term projects and a high share of activities financed by the public sector, with multinational EU funds serving as a stabilizing factor in some of our larger markets.
Non-Residential
Americas
In North America, a key driver of demand in the non-residential sector is increased reindustrialization activity across our operating footprint. Large, multi-year construction projects (including data centers, semiconductors, pharmaceutical & auto manufacturing facilities) are underpinned by supportive U.S. government policies including significant pledged investments in areas such as manufacturing and industrial capabilities. In addition, we expect critical infrastructure to continue to receive significant funding over the life of the IIJA in areas such as water (approximately $48 billion), energy (approximately $79 billion) and technology (approximately $65 billion).
International
The non-residential sector outlook is expected to improve in our International markets in 2026, supported by increased investment in technology-related sectors such as semiconductor manufacturing and data center facilities. Having stabilized in 2025, non-residential construction activity is expected to grow in Eastern Europe, underpinned by improving economic fundamentals. In Western Europe and Australia, improving construction confidence and supportive government initiatives are expected to support growth across the region.
Residential
Americas
Repair and remodel activity is expected to remain resilient in the near-term due to the continued need to maintain and renew the existing housing stock. The new-build residential sector continues to be challenged by affordability constraints and uncertainty resulting from persistent inflation, rising home prices and fluctuating mortgage rates. Despite the recent decline in interest rates and positive long-term demand fundamentals, the new-build segment is expected to remain subdued.
International
Our International businesses are more heavily exposed to the new-build residential sector, which is expected to gradually recover as a lower interest rate environment unfolds.

* Represents a non-GAAP measure. See “Non-GAAP Reconciliation and Supplementary Information” on pages 35 to 38 for a reconciliation to the most directly comparable GAAP measure.8

CRH FORM 10-K

Results Of Operations
Revenues are derived from a range of products and services across three segments. The Americas Materials Solutions segment utilizes an extensive network of reserve-backed quarry locations to produce and supply a range of materials including aggregates, cementitious materials, readymixed concrete, and asphalt, as well as providing paving and construction services. The Americas Building Solutions segment manufactures, supplies and delivers high-quality building products. The International Solutions segment integrates building materials, products and services for the construction and renovation of transportation infrastructure, critical utility networks, commercial and residential buildings, and outdoor living spaces.
The table below summarizes CRH’s Consolidated Statements of Income for the periods indicated.
Consolidated Statements of Income9
(in $ millions, except per share data)

For the years ended December 31	2025	2024	2023
Total revenues	37,447	35,572	34,949
Total cost of revenues	(23,919)	(22,871)	(22,986)
Gross profit	13,528	12,701	11,963
Selling, general and administrative expenses	(8,283)	(7,852)	(7,486)
Gain on disposal of long-lived assets	235	237	66
Loss on impairments	(40)	(161)	(357)
Operating income	5,440	4,925	4,186
Interest income	146	143	206
Interest expense	(810)	(612)	(376)
Other nonoperating income (expense), net	29	258	(2)
Income before income tax expense and income from equity method investments	4,805	4,714	4,014
Income tax expense	(1,041)	(1,085)	(925)
Income (loss) from equity method investments	26	(108)	(17)
Net income	3,790	3,521	3,072
Net (income) attributable to redeemable noncontrolling interests	(28)	(28)	(28)
Net (income) loss attributable to noncontrolling interests	(9)	(1)	134
Net income attributable to CRH	3,753	3,492	3,178
Diluted earning per share attributable to CRH	$5.51	$5.02	$4.33
Diluted earning per share attributable to CRH - pre-impairment*	$5.57	$5.43	$4.62
Adjusted EBITDA*	7,681	6,930	6,176
Total revenues
Total revenues were $37.4 billion in 2025, an increase of $1.9 billion, or 5%, compared with 2024, driven by favorable end-market demand, disciplined commercial execution and contributions from acquisitions.
For additional discussion on segment revenues, see “Segments” section on pages 33 to 34.
Gross profit
Gross profit was $13.5 billion in 2025, an increase of $0.8 billion, or 7%, compared with 2024. This reflected Total revenues growth of 5%, with Total cost of revenues also 5% higher. The Gross profit margin of 36.1% increased 40bps from 35.7% in 2024, driven by disciplined cost management, continued operating efficiencies and ongoing business improvement initiatives. The increase in Total cost of revenues was primarily driven by a 6% increase in labor costs, attributable to higher headcount from acquisitions and inflationary pressures, as well as a 20% higher depreciation and amortization expense, reflecting the impact of acquisitions and increased capital expenditure. Energy costs were also impacted by acquisitions in the period and increased by 8%, while other costs were 2% ahead of prior year.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administrative expenses, were $8.3 billion in 2025, an increase of $0.4 billion, or 5%, compared with 2024. The increase in SG&A expenses was primarily due to labor cost increases of 9%, as a result of increased headcount from acquisitions and wage inflation and a 6% increase in haulage expenses resulting from acquisition activity.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets was $235 million in 2025, a decrease of $2 million compared with 2024.
Loss on impairments
Loss on impairments in 2025 was $40 million, compared with $161 million in 2024, and was principally related to International Solutions. The decrease reflects the absence of the larger impairments recorded in 2024, primarily in the International Solutions segment.
Interest income
Interest income was $146 million in 2025, an increase of $3 million compared with 2024.

9* Represents a non-GAAP measure. See “Non-GAAP Reconciliation and Supplementary Information” on pages 35 to 38 for a reconciliation to the most directly comparable GAAP measure.

CRH FORM 10-K

Interest expense
Interest expense was $810 million in 2025, an increase of $198 million, or 32%, compared with 2024. The increase was primarily due to higher gross debt balances. For additional information on our fixed rate debt issuances in 2025, see Note 10 “Debt” in Item 8. “Financial Statements and Supplementary Data”.
Other nonoperating income (expense), net
Other nonoperating income (expense), net was $29 million in 2025, a decrease of $229 million compared with 2024. Other nonoperating income (expense), net includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The reduction versus prior year was reflective of the non-recurrence of prior year gains on divestitures.
Income tax expense
The Company’s tax rate is driven by the tax rates in jurisdictions in which the Company operates and the relative amount of income earned in each jurisdiction. Income tax expense for the three-year period from 2023 to 2025 is shown below:

in $ millions, except effective tax rate	2025	2024	2023
Income before income tax expense and income from equity method investments	4,805	4,714	4,014
Income tax expense	(1,041)	(1,085)	(925)
Effective tax rate	22%	23%	23%
In 2025, the Company’s Income tax expense was $1,041 million, a decrease of $44 million compared with 2024. The effective tax rate was 22% for 2025 compared with 23% for 2024.
Income (loss) from equity method investments
In 2025, income of $26 million was recorded in equity method investments, reflecting contributions from the Company’s investments in North America and Australia, compared with a loss of $108 million in 2024 as a result of an impairment of Yatai Building Materials in China.
Segments
CRH is organized through three reportable segments across two Divisions. CRH’s Americas Division is comprised of two segments: Americas Materials Solutions and Americas Building Solutions; and CRH’s International Division contains the other segment.
Within CRH’s segments, revenue is disaggregated by principal activities and products. Business lines are reviewed and evaluated as follows: (1) Essential Materials, (2) Road Solutions, (3) Building & Infrastructure Solutions, and (4) Outdoor Living Solutions. The Essential Materials businesses manufacture and supply aggregates and cementitious materials for use in a range of construction and industrial applications. Road Solutions support the manufacturing, installation and maintenance of public highway infrastructure projects and commercial infrastructure. Building & Infrastructure Solutions connect and protect critical water, energy and telecommunications infrastructure and deliver complex commercial building projects. Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.
The Company’s measure of segment profit is Adjusted EBITDA, which is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, Loss on impairments, gain/loss on divestitures and investments, Income/loss from equity method investments, substantial acquisition-related costs, and pension expense/income excluding current service cost component.
Americas Materials Solutions

		Analysis of Change
in $ millions	2024	Currency	Acquisitions	Divestitures	Organic	2025	% change
Total revenues	16,173	(16)	+961	(16)	(73)	17,029	+5%
Adjusted EBITDA	3,745	(2)	+180	+6	+73	4,002	+7%
Adjusted EBITDA margin	23.2%					23.5%
Americas Materials Solutions’ Total revenues were 5% ahead of 2024, as contributions from acquisitions and pricing progress more than offset weather-impacted volumes earlier in the year.
In Essential Materials, Total revenues increased by 8%, supported by good pricing momentum and contributions from acquisitions. Aggregates volumes were 4% ahead of the same period in 2024, driven by contributions from acquisitions, while cement volumes increased by 1%. Aggregates pricing increased by 4% year-on-year, reflecting adverse mix-effects, while cement prices were ahead by 1%.
In Road Solutions, Total revenues increased by 4% as improved pricing and contributions from acquisitions more than offset weather-impacted volumes. Readymixed concrete volumes increased by 3% compared to the prior year, driven by acquisitions, while pricing increased by 2%. Paving and construction revenues increased by 2%, with construction backlogs ahead of the prior year. Asphalt volumes increased 4% over the prior year and pricing was in line.
Adjusted EBITDA for Americas Materials Solutions was 7% ahead of 2024, driven by disciplined cost management, operational efficiencies and strong performance from acquisitions. Adjusted EBITDA margin was 30bps ahead of the prior year.

CRH FORM 10-K

Americas Building Solutions

		Analysis of Change
in $ millions	2024	Currency	Acquisitions	Divestitures	Organic	2025	% change
Total revenues	7,059	(4)	+203	(34)	(102)	7,122	+1%
Adjusted EBITDA	1,389	—	+54	(7)	+38	1,474	+6%
Adjusted EBITDA margin	19.7%					20.7%
Americas Building Solutions' Total revenues were up 1% compared to the prior year, supported by disciplined commercial management and contributions from acquisitions, which offset the impact of adverse weather earlier in the year.
In Building & Infrastructure Solutions, Total revenues were 2% ahead of 2024, driven by a strong performance in the energy sector with increased activity in the data center end-market, good underlying activity in our water businesses and contributions from acquisitions.
In Outdoor Living Solutions, Total revenues were in line with the prior year, as incremental growth from acquisitions was offset by subdued residential demand and adverse weather conditions across certain markets.
Adjusted EBITDA for Americas Building Solutions was 6% ahead of prior year, supported by ongoing business improvements, asset optimization initiatives and contributions from acquisitions, which more than offset the impact of adverse weather and subdued residential activity. Adjusted EBITDA margin was 100bps ahead of the prior year period.10
International Solutions

		Analysis of Change
in $ millions	2024	Currency	Acquisitions	Divestitures	Organic	2025	% change
Total revenues	12,340	+441	+1,057	(452)	(90)	13,296	+8%
Adjusted EBITDA	1,796	+81	+140	+10	+178	2,205	+23%
Adjusted EBITDA margin	14.6%					16.6%
International Solutions’ Total revenues were 8% ahead of the prior year, driven by contributions from acquisitions and favorable pricing.
In Essential Materials, Total revenues were 9% ahead of 2024, as contributions from acquisitions and favorable pricing more than offset the impact of prior year divestitures. Aggregates and cement pricing were 2% and 1% ahead of the prior year, respectively, while aggregates and cement volumes were 5% and 7% ahead of the prior year, benefiting from acquisitions.
In Road Solutions, Total revenues were 7% ahead of 2024, with volumes and prices in readymixed concrete ahead by 11% and 4%, respectively, benefiting from volume growth and contributions from acquisitions. Asphalt volumes declined 4%, while pricing was in line with the prior year.
Total revenues in Building & Infrastructure Solutions and Outdoor Living Solutions increased by 8% compared to the prior year, supported by contributions from acquisitions.
Adjusted EBITDA in International Solutions was 23% ahead of the prior year, with contributions from acquisitions, pricing progress and operational efficiencies driving improvement. Adjusted EBITDA margin increased by 200bps compared to the prior year.

10

CRH FORM 10-K

Non-GAAP Reconciliation and Supplementary Information
CRH uses a number of non-GAAP financial measures to monitor financial performance. These measures are referred to throughout the discussion of our reported financial position and operating performance on a continuing operations basis unless otherwise defined and are measures which are regularly reviewed by CRH management. These financial measures may not be uniformly defined by all companies and accordingly may not be directly comparable with similarly titled measures and disclosures by other companies.
Certain information presented is derived from amounts calculated in accordance with U.S. GAAP but is not itself an expressly permitted GAAP measure. The non-GAAP financial measures as summarized below should not be viewed in isolation or as an alternative to the most directly comparable GAAP measure.
Adjusted EBITDA: Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, Loss on impairments, gain/loss on divestitures and investments, Income/loss from equity method investments, substantial acquisition-related costs, and pension expense/income excluding current service cost component. It is quoted by management in conjunction with other GAAP and non-GAAP financial measures to aid investors in their analysis of the performance of the Company. Adjusted EBITDA by segment is monitored by management in order to allocate resources between segments and to assess performance.
Adjusted EBITDA margin is calculated by expressing Adjusted EBITDA as a percentage of Total revenues.
Reconciliation to its most directly comparable GAAP measure is presented below:

in $ millions	2025	2024	2023
Net income	3,790	3,521	3,072
(Income) loss from equity method investments (i)	(26)	108	17
Income tax expense	1,041	1,085	925
Gain on divestitures and investments (ii)	(1)	(250)	—
Pension income excluding current service cost component (ii)	(21)	(7)	(3)
Other interest, net (ii)	(7)	(1)	5
Interest expense	810	612	376
Interest income	(146)	(143)	(206)
Depreciation, depletion and amortization	2,156	1,798	1,633
Loss on impairments (i)	40	161	357
Substantial acquisition-related costs (iii)	45	46	—
Adjusted EBITDA	7,681	6,930	6,176

Total revenues	37,447	35,572	34,949
Net income margin	10.1%	9.9%	8.8%
Adjusted EBITDA margin	20.5%	19.5%	17.7%

(i) For the year ended December 31, 2025, the Loss on impairments totaled $40 million, principally related to International Solutions. For the year ended December 31, 2024, the total impairment loss comprised $0.35 billion, principally related to the Architectural Products reporting unit within International Solutions and the equity method investment in China. For the year ended December 31, 2023, the total impairment loss comprised $62 million within Americas Materials Solutions and $295 million within International Solutions.

(ii) Gain on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income (expense), net in the Consolidated Statements of Income.

(iii) Represents expenses associated with non-routine substantial acquisitions, which meet the criteria for being separately reported in Note 3 “Acquisitions” of the audited financial statements, as well as other acquisition costs of an extraordinary nature. Expenses in 2025 and 2024 primarily include legal, consulting and other tax expenses related to these acquisitions.

Adjusted Return on Invested Capital (Adjusted ROIC): Effective for the year ended December 31, 2025, we transitioned from presenting Return on Net Assets (RONA), which is a pre-tax metric, to Adjusted Return on Invested Capital (Adjusted ROIC), which is an after-tax metric adjusted for items affecting comparability because they are of a non-recurring or extraordinary nature. Management believes Adjusted ROIC is a meaningful metric for investors because it illustrates the Company’s effectiveness in generating operating income from invested capital. This metric also reflects the impact of taxation and excludes certain items of a non-recurring or extraordinary nature, offering a more consistent period-over-period comparison of the Company’s underlying return performance.
Adjusted ROIC is an after-tax measure of operating performance and can be used by management and investors to assess how efficiently we use capital to generate operating income. The metric measures management’s ability to generate after-tax adjusted operating income from the capital invested in the business, focusing on both after-tax operating income maximization and the maintenance of an efficient asset base. It is meaningful in order to evaluate fixed asset maintenance programs, decision-making with respect to expenditures on property, plant and equipment and timeliness of disposal of surplus assets. It also supports the evaluation of management of the Company’s working capital base. Adjusted ROIC is calculated by expressing net operating income after tax from continuing operations and net operating income after tax from discontinued operations adjusted for certain items affecting comparability because they are of a non-recurring or extraordinary nature as a percentage of the average of current year and prior year invested capital. The items affecting comparability because they are of a non-recurring or extraordinary nature for the periods presented below are Loss on impairments and substantial acquisition-related costs. Invested capital is comprised of total equity as shown in the Consolidated Balance Sheets in Item 8. “Financial Statements and Supplementary Data” and Net Debt (as defined on page 37) and excludes equity method investments. The average invested capital for the year is the simple average of the opening and closing balance sheet figures.

CRH FORM 10-K

Reconciliation to its most directly comparable GAAP measure is presented below:

in $ millions	2025	2024	2023
Operating income	5,440	4,925	4,186
Loss on impairments (i)	40	161	357
Substantial acquisition-related costs (ii)	45	46	—
Adjusted operating income	5,525	5,132	4,543
Income tax adjustment (iii)	(1,197)	(1,180)	(1,047)
Numerator for Adjusted ROIC computation – adjusted net operating income after tax	4,328	3,952	3,496

Current year
Total equity	25,048	22,466	21,288
Redeemable noncontrolling interests	430	384	333
Short and long-term debt	17,653	13,968	11,642
Finance leases	534	257	117
Derivative financial instruments (net)	60	27	37
Cash and cash equivalents (iv)	(4,096)	(3,720)	(6,390)
Adjusted for:
Equity method investments	(502)	(737)	(620)
Invested capital	39,127	32,645	26,407

Prior year
Total equity	22,466	21,288	22,732
Redeemable noncontrolling interests	384	333	308
Short and long-term debt	13,968	11,642	9,636
Finance leases	257	117	81
Derivative financial instruments (net)	27	37	86
Cash and cash equivalents (iv)	(3,720)	(6,390)	(5,936)
Adjusted for:
Equity method investments	(737)	(620)	(649)
Invested capital	32,645	26,407	26,258

Denominator for Adjusted ROIC computation – average invested capital	35,886	29,526	26,332

Operating income/average invested capital	15.2%	16.7%	15.9%

Adjusted ROIC	12.1%	13.4%	13.3%

(i) For the year ended December 31, 2025, the Loss on impairments totaled $40 million, principally related to International Solutions. For the year ended December 31, 2024, the total impairment loss comprised $0.35 billion, principally related to the Architectural Products reporting unit within International Solutions and the equity method investment in China. For the year ended December 31, 2023, the total impairment loss comprised $62 million within Americas Materials Solutions and $295 million within International Solutions.

(ii) Represents expenses associated with non-routine substantial acquisitions, which meet the criteria for being separately reported in Note 3 “Acquisitions” of the audited financial statements, as well as other acquisition costs of an extraordinary nature. Expenses in 2025 and 2024 primarily include legal, consulting and other tax expenses related to these acquisitions.

(iii) Income tax adjustment is defined as adjusted operating income multiplied by the Company’s effective tax rate of 22% in 2025 (23% in both 2024 and 2023).
(iv) 2023 includes $49 million cash and cash equivalents reclassified as held for sale.

CRH FORM 10-K

Net Debt: Net Debt is used by management as it gives additional insight into the Company’s current debt position less available cash. Net Debt is provided to enable investors to see the economic effect of gross debt, related hedges and cash and cash equivalents in total. Net Debt is comprised of short and long-term debt, finance lease liabilities, cash and cash equivalents, and current and noncurrent derivative financial instruments (net).
Reconciliation to its most directly comparable GAAP measure is presented below:

in $ millions	2025	2024	2023
Short and long-term debt	(17,653)	(13,968)	(11,642)
Cash and cash equivalents (i)	4,096	3,720	6,390
Finance lease liabilities	(534)	(257)	(117)
Derivative financial instruments (net)	(60)	(27)	(37)
Net Debt	(14,151)	(10,532)	(5,406)

(i) 2023 includes $49 million cash and cash equivalents reclassified as held for sale.
Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total consideration spent on acquisitions and investments of $4.1 billion in 2025, compared with $5.0 billion in 2024. Acquisitions completed in 2025 and 2024 contributed incremental total revenues of $2.2 billion and Adjusted EBITDA of $0.4 billion in 2025. Cash proceeds from divestitures and disposal of long-lived assets (including deferred divestiture consideration received) amounted to $0.5 billion in 2025, compared with $1.4 billion in 2024. The total revenues impact of divestitures in 2025 was a negative $0.5 billion and the impact at an Adjusted EBITDA level was a positive $9 million.
The U.S. Dollar weakened against most major currencies during 2025 resulting in an overall positive currency exchange impact in 2025.
Because of the impact of acquisitions, divestitures, currency exchange translation and other non-recurring items on reported results each year, CRH uses organic revenue and organic Adjusted EBITDA as additional performance indicators to assess performance of pre-existing (also referred to as underlying, like-for-like or ongoing) operations each year.
Organic revenue and organic Adjusted EBITDA are arrived at by excluding the incremental revenue and Adjusted EBITDA contributions from current and prior year acquisitions and divestitures, the impact of exchange translation, and the impact of any one-off items. In the Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on pages 33 to 34, changes in organic revenue and organic Adjusted EBITDA are presented as additional measures of revenue and Adjusted EBITDA to provide a greater understanding of the performance of the Company. Organic change % is calculated by expressing the organic movement as a percentage of the prior year (adjusted for currency exchange effects). A reconciliation of the changes in organic revenue and organic Adjusted EBITDA to the changes in Total revenues and Adjusted EBITDA by segment, is presented with the discussion within each segment’s performance in tables contained in the segment discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 30.
Diluted EPS pre‑impairment: Diluted EPS pre‑impairment is a measure of the Company's profitability per share from continuing operations excluding any Loss on impairments (which is non-cash) and the related tax impact of such impairments. It is used by management to evaluate the Company's underlying profit performance and its own past performance. Diluted EPS information presented on a pre‑impairment basis is useful to investors as it provides an insight into the Company's underlying performance and profitability. Diluted EPS pre‑impairment is calculated as Net income adjusted for (i) Net (income) attributable to redeemable noncontrolling interests (ii) Net (income) loss attributable to noncontrolling interests (iii) adjustment of redeemable noncontrolling interests to redemption value and excluding any Loss on impairments (and the related tax impact of such impairments) divided by the diluted weighted average number of common shares outstanding for the year.
Reconciliation to its most directly comparable GAAP measure is presented below:

in $ millions, except share and per share data	2025	Per Share - diluted	2024	Per Share - diluted	2023	Per Share - diluted
Weighted average common shares outstanding – diluted	677.0		689.5		729.2
Net income	3,790	$5.60	3,521	$5.11	3,072	$4.21
Net (income) attributable to redeemable noncontrolling interests	(28)	($0.04)	(28)	($0.04)	(28)	($0.04)
Net (income) loss attributable to noncontrolling interests	(9)	($0.02)	(1)	–	134	$0.19
Adjustment of redeemable noncontrolling interests to redemption value	(23)	($0.03)	(34)	($0.05)	(24)	($0.03)
Net income attributable to CRH for EPS	3,730	$5.51	3,458	$5.02	3,154	$4.33
Impairment of property, plant and equipment and intangible assets	40	$0.06	161	$0.23	224	$0.30
Tax related to impairment charges	–	–	(26)	($0.04)	(9)	($0.01)
Impairment of equity method investments (net of tax)	–	–	151	$0.22	–	—
Net income attributable to CRH for EPS – pre-impairment (i)	3,770	$5.57	3,744	$5.43	3,369	$4.62

(i) Reflective of CRH’s share of impairment of property, plant and equipment, intangible and other assets (2025: $40 million; 2024: $161 million; 2023: $224 million), an impairment of equity method investments (2024: $190 million) and related tax effect.

CRH FORM 10-K

Adjusted Free Cash Flow: Adjusted Free Cash Flow is a liquidity measure and is defined as Net cash provided by operating activities adjusted for Proceeds from disposal of long-lived assets less Maintenance capital expenditure. Adjusted Free Cash Flow Conversion is defined as Adjusted Free Cash Flow divided by Net income.
Management believes that Adjusted Free Cash Flow and Adjusted Free Cash Flow Conversion are useful metrics for both management and investors in evaluating the Company’s ability to generate cash flow from operations after making investments in maintaining its asset base. As is the case with the other non-GAAP measures presented, users should consider the limitations of using Adjusted Free Cash Flow and Adjusted Free Cash Flow Conversion, including the fact that those measures do not provide a complete measure of our cash flows for any period. In particular, Adjusted Free Cash Flow and Adjusted Free Cash Flow Conversion are not intended to be a measure of cash flow available for management’s discretionary use, as these measures do not reflect certain cash requirements, such as debt service requirements and other contractual commitments.
Reconciliation to its most directly comparable GAAP measure is presented below:

in $ millions	2025	2024	2023
Net cash provided by operating activities	5,625	4,989	5,017
Proceeds from disposal of long-lived assets	315	272	104
Maintenance capital expenditure (i)	(971)	(1,036)	(866)
Adjusted Free Cash Flow	4,969	4,225	4,255

Net income	3,790	3,521	3,072
Net cash provided by operating activities/Net income	148%	142%	163%
Adjusted Free Cash Flow Conversion	131%	120%	139%

(i) Maintenance capital expenditure refers to capital expenditure that is routine, essential, and part of day-to-day operations, focusing on preserving the value, functionality, and profitability of existing assets. Growth capital expenditure is intended to increase profitability by expanding capacity, improving efficiency or fulfilling strategic objectives. A reconciliation of total capital expenditure to maintenance capital expenditure is provided below:

in $ millions	2025	2024	2023
Purchases of property, plant and equipment and intangibles (total capital expenditure)	(2,713)	(2,578)	(1,817)
Growth capital expenditure	(1,742)	(1,542)	(951)
Maintenance capital expenditure	(971)	(1,036)	(866)

CRH FORM 10-K

Liquidity and Capital Resources11
The Company’s primary source of incremental liquidity is cash flows from operating activities, which combined with the year-end cash and cash equivalents balance, the uncommitted U.S. Dollar and Euro Commercial Paper Programs, and committed credit lines, is expected to be sufficient to meet the Company’s working capital needs, capital expenditure, dividends, share repurchases, upcoming debt maturities, and other liquidity requirements associated with our operations for the foreseeable future. In addition, the Company believes that it will have sufficient ability to fund additional acquisitions via cash flows from internally available cash, cash flows from operating activities and, subject to market conditions, via obtaining additional borrowings and/or issuing additional debt or equity securities.
Total short and long-term debt was $17.7 billion as of December 31, 2025, compared with $14.0 billion in 2024. In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1.25 billion 5.125% Senior Notes due 2030, $1.25 billion 5.500% Senior Notes due 2035, and $0.5 billion 5.875% Senior Notes due 2055. In October 2025, a wholly-owned subsidiary of the Company completed the issuance of $1.0 billion 4.400% Senior Notes due 2031, $1.0 billion 5.000% Senior Notes due 2036, and $0.5 billion 5.600% Senior Notes due 2056. During the year ended December 31, 2025, $1.2 billion net of U.S. Dollar Commercial Paper and $0.2 billion net of Euro Commercial Paper was repaid. The $1.25 billion Senior Notes due 2025 were repaid on maturity in May 2025. For additional information on fixed rate debt issuances in 2025, see Note 10 “Debt” in Item 8. “Financial Statements and Supplementary Data”.
Net Debt* as of December 31, 2025, was $14.2 billion, compared with $10.5 billion in 2024. The increase in Net Debt* between 2025 and 2024 reflects acquisitions, cash returns to shareholders through dividends and continued share buybacks, as well as the purchase of property, plant and equipment, partially offset by inflows from operating activities.
CRH continued its ongoing share buyback program in 2025 repurchasing 11.7 million Ordinary Shares for a total consideration of $1.2 billion, and, in 2024, 15.9 million Ordinary Shares were repurchased for total consideration of $1.3 billion. The Company also made cash dividend payments of $1.0 billion in 2025 and $1.7 billion in 2024.
As of December 31, 2025, CRH had cash and cash equivalents and restricted cash of $4.1 billion compared with $3.8 billion in 2024. Total lease liabilities were $2.1 billion compared with $1.6 billion in 2024.
As of December 31, 2025, CRH had $4.3 billion of undrawn committed facilities available until 2030. During April 2025, the Company extended the maturity date of its €3.5 billion ($4.1 billion) multi-currency revolving credit facility to May 2030. As of December 31, 2025, the weighted average maturity of the term debt (net of cash and cash equivalents) was 9.5 years.
Cash flows
Cash flows from operating activities

	For the years ended December 31
in $ millions	2025	2024	2023
Net cash provided by operating activities	5,625	4,989	5,017
Net cash provided by operating activities increased to $5.6 billion in 2025 from $5.0 billion in 2024, an increase of $0.6 billion. The improvement was driven by higher operating income and favorable working capital movements, reflecting stronger profitability and continued efficient management of operating assets and liabilities during the year.
Cash flows from investing activities

	For the years ended December 31
in $ millions	2025	2024	2023
Net cash used in investing activities	(6,045)	(6,291)	(2,391)
Net cash used in investing activities of $6.0 billion in 2025 decreased by $0.3 billion from $6.3 billion in 2024. This decrease was primarily driven by lower spend on acquisitions in the year, partly offset by lower proceeds from divestitures, resulting in $0.3 billion less cash used in the period. Capital expenditure of $2.7 billion, increased by $0.1 billion compared with the prior year, reflecting the Company’s continued investment in growth projects.
Cash flows from financing activities

	For the years ended December 31
in $ millions	2025	2024	2023
Net cash provided by (used in) financing activities	596	(1,186)	(2,380)
Net cash provided by financing activities was $0.6 billion for the year ended December 31, 2025, an increase of $1.8 billion. Proceeds from debt issuances were $10.5 billion, an increase of $6.5 billion, which was primarily related to the issuance of $3.0 billion and $2.5 billion in new senior notes issued in January and October 2025, respectively, and the issuance of $4.8 billion of commercial paper. Payments on debt were $7.6 billion, primarily the repayment of $6.0 billion issued under the Company’s commercial paper programs and the repayment of a $1.25 billion bond on maturity in May 2025. Dividends paid were $1.0 billion while outflows related to repurchases of common stock were $1.2 billion in the year.

*Represents a non-GAAP measure. See “Non-GAAP Reconciliation and Supplementary Information” on pages 35 to 38 for a reconciliation to the most directly comparable GAAP measure. 11

CRH FORM 10-K

Debt facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (available in the Investors section of our website - www.crh.com).
As of December 31, 2025, maturities for the next four quarters and for the next five years are as follows:

2026 Debt Maturities
First Quarter	$0.2 billion
Second Quarter	–
Third Quarter	–
Fourth Quarter	$0.9 billion

2026-2030 Debt Maturities
2026	$1.1	billion
2027	$2.2	billion
2028	$2.0	billion
2029	$1.4	billion
2030	$2.3 billion
Unsecured senior notes
The main sources of Company debt funding are debt capital markets in North America and Europe. See Note 10 “Debt” in Item 8. “Financial Statements and Supplementary Data” for further details regarding our debt obligations. In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1.25 billion 5.125% Senior Notes due 2030, $1.25 billion 5.500% Senior Notes due 2035, and $0.5 billion 5.875% Senior Notes due 2055. In May 2025, $1.25 billion 3.875% Senior Notes due 2025 were repaid on maturity. In October 2025, a wholly-owned subsidiary of the Company completed the issuance of $1.0 billion 4.400% Senior Notes due 2031, $1.0 billion 5.000% Senior Notes due 2036, and $0.5 billion 5.600% Senior Notes due 2056.
Bank credit facilities
The Company manages its borrowing ability by entering into committed borrowing agreements. The Company has a multi-currency revolving credit facility (the ‘RCF’), dated May 2023, which is made available from a syndicate of lenders, consisting of a €3.5 billion unsecured, revolving loan facility. During April 2025, the Company completed a one-year extension option of the RCF extending the maturity date to May 2030. See Note 10 “Debt” in Item 8. “Financial Statements and Supplementary Data” for further details regarding the RCF.
Interest on drawings on the RCF are based upon the Secured Overnight Financing Rate (SOFR) for U.S. Dollar drawings, Euro Interbank Offer Rate (EURIBOR) for euro drawings, Sterling Overnight Index Average (SONIA) for Pound Sterling drawings and the Swiss Average Rate Overnight (SARON) for Swiss Franc drawings, respectively. As of December 31, 2025, and December 31, 2024, the RCF was undrawn.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $16.6 billion in respect of loans and borrowings, bank advances and derivative obligations, compared with $13.1 billion in 2024, and $0.5 billion in respect of letters of credit due within one year, compared with $0.4 billion in 2024.
Commercial paper programs
The Company has a $4.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. Commercial paper borrowings bear interest at rates determined at the time of borrowing. As of December 31, 2025, there was $nil billion of outstanding issued notes on the U.S. Dollar Commercial Paper Program and $0.2 billion of outstanding issued notes on the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity.
Off-Balance sheet arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that may be material to investors.
Credit ratings712
Our credit ratings and outlooks as of December 31, 2025, are as follows:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable

7 A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher-borrowing costs, including costs of derivative transactions and reduced access to debt capital markets, and may adversely impact our liquidity.12

CRH FORM 10-K

Contractual obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations, deferred and contingent acquisition consideration, and retirement benefit obligation commitments as of December 31, 2025, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	17,738	1,192	4,273	3,690	8,583
Lease liabilities (ii)	2,592	432	684	461	1,015
Estimated interest payments on contractually committed debt (iii)	6,694	736	1,322	1,034	3,602
Deferred and contingent acquisition consideration	70	56	7	5	2
Purchase obligations (iv)	2,380	1,673	381	92	234
Total (v)	29,474	4,089	6,667	5,282	13,436
(i)     Of the $17.7 billion short and long-term debt, $0.7 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
(ii)     Lease liabilities are presented on an undiscounted basis as detailed in Note 11 “Leases” in Item 8. “Financial Statements and Supplementary Data”.
(iii)     These interest payments have been estimated on the basis of the following assumptions: (a) no change in variable interest rates; (b) no change in exchange rates; (c) that all debt is repaid as if it falls due from future cash generation; and (d) that none is refinanced by future debt issuances.
(iv)     Purchase obligations include contracted-for capital expenditure. These expenditures for replacement and new projects are in the ordinary course of business and will be financed from internal resources.
(v)     Over the long term, CRH believes that our available cash and cash equivalents, cash from operating activities, along with the access to borrowing facilities will be sufficient to fund our long-term contractual obligations, maturing debt obligations and capital expenditure.

CRH FORM 10-K

Critical Accounting Estimates
Impairment of goodwill 13
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2025, goodwill represents 22% of total assets), and the evaluation involves the use of significant estimates, key assumptions and judgment. There has been no change to the impairment of goodwill critical accounting estimate in the current fiscal year.
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
As in prior years, the terminal value is based on a 20-year annuity, with the exception of certain long-lived cement assets, where an assumption of a 30-year annuity has been used. Projected cash flows beyond the initial evaluation period have been extrapolated using real growth rates ranging from 1.7% to 1.8% in the Americas, 0.6% to 3.0% in Europe, 1.9% in Australia and 3.0% in Asia. Such real growth rates do not exceed the long-term average growth rates for the countries in which each reporting unit operates. The fair value represents the present value of the future cash flows, including the terminal value, discounted at a rate appropriate to each reporting unit.
We also considered the potential impact of a scenario of estimated higher carbon costs past the strategic plan period across our reporting units subject to the EU and UK Emissions Trading Systems. These reporting units have sufficient levels of headroom to absorb the estimated higher carbon costs which may not be recovered through pricing.
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
A qualitative and quantitative assessment has been performed which resulted in a sensitivity analysis being prepared for two reporting units where their fair values did not substantially exceed their carrying values, with an aggregate headroom of 13%. This sensitivity analysis represents management’s assessment of the economic environment in which these reporting units operate. The key assumptions, methodology used and values applied to each of the key assumptions for these reporting units are in line with those outlined above (a 30-year annuity period has been used). The two reporting units have an aggregate goodwill of $249 million at the date of testing. The table below identifies the amounts by which each of the following assumptions may either decline or increase to arrive at a zero excess headroom of the present value of future cash flows over the carrying value of net assets in the two reporting units selected for sensitivity analysis disclosures:

Two reporting units
Reduction in Adjusted EBITDA margin*	1.0% and 3.8%
Reduction in long-term growth rate	0.7% and 3.5%
Increase in pre-tax discount rate	0.6% and 2.7%
Pension and other postretirement benefits
Costs arising in respect of the Company’s defined contribution pension plans are charged to the Consolidated Statements of Income in the period in which they are incurred. The Company has no legal or constructive obligation to pay further contributions in the event that the fund does not hold sufficient assets to meet its benefit commitments.
The liabilities and costs associated with the Company’s defined benefit pension plans (both funded and unfunded) are assessed on the basis of the projected unit credit method by professionally qualified actuaries and are arrived at using actuarial assumptions based on market expectations at the balance sheet date.

* Represents a non-GAAP measure. See “Non-GAAP Reconciliation and Supplementary Information” on pages 35 to 38 for a reconciliation to the most directly comparable GAAP measure. 13

CRH FORM 10-K

	(Favorable) Unfavorable
	0.25 Percentage Point Increase		0.25 Percentage Point Decrease
in $ millions	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual Benefit Cost	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual Benefit Cost
Actuarial Assumptions
Discount Rates
Pension	(87.67)	(3.55)	92.70	2.86
Other postretirement benefits	(3.30)	(0.28)	3.48	0.31
Expected return on plan assets	—	(7.74)	—	7.74
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
The assumptions that are the most significant to the measurement of retirement benefit obligations are the discount rates. The discount rates employed in determining the present value of the plans’ liabilities are determined by reference to market yields at the balance sheet date on high-quality corporate bonds of a currency and term consistent with the currency and term of the associated postretirement benefit obligations.
While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the obligations and expenses recognized in future accounting periods. The assets and liabilities of defined benefit pension plans may exhibit significant period-on-period volatility attributable primarily to changes in bond yields and longevity. In addition to future service contributions, significant cash contributions may be required to remediate past service deficits.
For additional information about pension and other postretirement benefits, see Note 20 “Pension and other postretirement benefits” in Item 8. “Financial Statements and Supplementary Data”.
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
To determine the value of plant and equipment, a replacement cost methodology is typically applied, which relies upon identifying a direct replacement cost associated with replacing assets with new assets, and incorporates estimates of obsolescence, and depreciation based on economic useful lives. These estimations are based on management’s historical experience, the use of third-party experts and available market and industry data. For the valuation of land, we engage third-party valuation experts. Other identifiable intangible assets may include, but are not limited to, customer relationships, patents and supply contracts. The fair values of these assets are typically determined by an excess earnings method approach. While we believe these assumptions and estimates are reasonable, they are inherently uncertain.
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

CRH FORM 10-K

For additional information about business combinations and purchase price allocations, including details of provisional purchase price allocations at the balance sheet date, see Note 3 “Acquisitions” in Item 8. “Financial Statements and Supplementary Data”.
Accounting Developments And Changes
Refer to Note 1 “Summary of significant accounting policies” in Item 8. “Financial Statements and Supplementary Data” for a discussion of new accounting developments.
Supplemental Guarantor Information
Guarantor financial information
As of December 31, 2025, CRH plc (the 'Guarantor') has fully and unconditionally guaranteed: (1) $750 million of 5.200% Senior Notes due 2029 (the '5.200% Notes') and $1,250 million of 5.125% Senior Notes due 2030 (the '5.125% Notes'), each issued by CRH SMW Finance Designated Activity Company (‘SMW Finance’); (2) $300 million of 6.400% Senior Notes due 2033(i) (the '6.400% Notes') issued by CRH America, Inc. (‘CRH America’); and (3) $1,000 million of 4.400% Senior notes due 2031 (the ‘4.400% Notes’), $750 million of 5.400% Senior Notes due 2034 (the '5.400% Notes'), $1,250 million of 5.500% Senior Notes due 2035 (the '5.500% Notes'), $1,000 million of 5.000% Senior notes due 2036 (the ‘5.000% Notes’), $500 million of 5.875% Senior Notes due 2055 (the '5.875% Notes'), and $500 million of 5.600% Senior notes due 2056 (the ‘5.600% Notes’), each issued by CRH America Finance, Inc. (‘America Finance’). Together, the 5.200% Notes, the 5.125% Notes, the 6.400% Notes, the 4.400% Notes, the 5.400% Notes, the 5.500% Notes, the 5.000% Notes, the 5.875% Notes and the 5.600% Notes are referred to in this Supplemental Guarantor Information as the 'Notes', and together, SMW Finance, CRH America and CRH America Finance are referred to in this Supplemental Guarantor Information as the 'Issuers'.
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
Basis of presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of December 31, 2025, and the Statement of Income for the fiscal year ended December 31, 2025, of CRH America and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information below. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
The summarized Statement of Income information is as follows:

in $ millions	For the year ended December 31, 2025
Income before income tax expense and income from equity method investments (i)	3,503
- of which relates to transactions with non-obligor subsidiaries	3,431
Net income for the fiscal year – all of which is attributable to equity holders of the Company	3,502
- of which relates to transactions with non-obligor subsidiaries	3,431

(i) Revenues and Gross profit for the Obligor Group for the year ended December 31, 2025, amounted to $nil.
The summarized Balance Sheet information is as follows:
As of December 31, 2025
Current assets	864
Current assets – of which is due from non-obligor subsidiaries	613
Noncurrent assets	2,235
Noncurrent assets – of which is due from non-obligor subsidiaries	2,235
Current liabilities	1,594
Current liabilities – of which is due to non-obligor subsidiaries	1,587
Noncurrent liabilities	743

CRH FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CRH is exposed to market risks relating to fluctuations in foreign exchange rates, interest rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. The Company’s financial risk management seeks to minimize the negative impact of foreign exchange, interest rate and commodity price fluctuations on the Company’s earnings, cash flows and equity. Management provides oversight for risk management and derivative activities, determines certain of the Company’s financial risk policies and objectives, and provides guidelines for derivative instrument utilization.
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
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred as of December 31, 2025.
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
As of December 31, 2025, the Company had fixed rate debt of $16.6 billion and floating rate debt of $1.6 billion, representing 91% and 9%, respectively, of total debt, including overdrafts, finance leases and the impact of derivatives. As of December 31, 2024, the Company had fixed rate debt of $10.8 billion and floating rate debt of $3.5 billion, representing 76% and 24%, respectively, of total debt, including overdrafts, finance leases and the impact of derivatives. The Company’s interest rate swaps as of December 31, 2025, whereby the Company swaps from fixed interest rates to floating interest rates, were $0.5 billion, compared to $1.4 billion as of December 31, 2024. The Company’s interest rate swaps as of December 31, 2025, whereby the Company swaps from floating interest rates to fixed interest rates, were $nil billion, compared to $0.2 billion as of December 2024. Cash and cash equivalents and restricted cash as of December 31, 2025, were $4.1 billion, compared to $3.8 billion as of December 31, 2024, which was all held on short-term deposits and investments.
Sensitivity to interest rate moves
As of December 31, 2025, the before-tax earnings and cash flows impact of a 100 bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $24 million favorable ($2 million favorable in 2024).
Foreign Exchange Rate Risk14
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
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $4.3 billion as of December 31, 2025, compared to $4.6 billion as of December 31, 2024.
Holding all other variables constant, if there were a 10% weakening in the exchange rate and value of the U.S. Dollar versus the other foreign currencies across the portfolio, the fair market value of foreign currency contracts outstanding as of December 31, 2025, would increase by approximately $201 million (as of December 31, 2024, would decrease by approximately $86 million), with an offsetting movement in the hedged foreign currency exposure.
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
Where appropriate, the Company also has a number of derivative hedging programs in place to hedge commodity risks, with the aim of the programs being to neutralize variability in the Consolidated Statements of Income arising from changes in associated commodity indices. The timeframe for such programs can be up to three years.

* Represents a non-GAAP measure. See “Non-GAAP Reconciliation and Supplementary Information” on pages 35 to 38 for a reconciliation to the most directly comparable GAAP measure.14

CRH FORM 10-K

Item 8. Financial Statements and Supplementary Data
Independent Auditor’s Report
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of CRH public limited company (CRH plc)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CRH plc and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Acquisitions - Valuation of contract-based Intangible assets - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
As discussed in Notes 1 and 3 to the financial statements, the Company accounts for its business combinations using the acquisition method. On September 15, 2025, the Company acquired Eco Material Technologies, a leading supplier of supplementary cementitious materials for a total consideration, net of cash acquired, of $2,066 million. The Eco Material Technologies acquisition is reported in the Americas Materials Solutions segment. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Management estimated the fair value of the contract-based intangible assets using the multi-period excess earnings method, which involved management making significant estimates and judgments related to forecasted Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) margin and discount rate.
We identified the valuation of contract-based intangible assets as a critical audit matter for purposes of recording the opening balance as of the date of acquisition. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the fair value of acquired contract-based intangible assets. Assumptions that required a high degree of judgment include forecast of future EBITDA margin and the selection of the discount rate.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the EBITDA margin forecasts and discount rate included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management's controls over the EBITDA margin forecasts and discount rate used in the valuation of contract-based intangibles and the review of the work of management's third-party specialists.
•We evaluated the competency, capabilities and objectivity of the third-party specialists engaged by management to perform the valuations.
•We read the third-party valuation reports and, with the assistance of our fair value specialists, we evaluated the appropriateness of the Company's methodology, inclusive of the use of key valuation assumptions referenced above, used to estimate the valuation of contract-based intangibles.
•We evaluated management’s ability to accurately project the forecasts by performing a retrospective review of actual results to management’s historical EBITDA margin forecasts.
•We assessed the reasonableness of management’s forecasts of EBITDA margin by:
–Comparing the forecasts to historical results.
–Comparing the forecasts to certain external market and industry information.
–Reading the terms of the supply agreements for corroborative or contrary evidence.
•With the assistance of our fair value specialists, we evaluated the appropriateness of the Company's methodology and the discount rate by:

CRH FORM 10-K

–Testing the source information underlying the determination of the discount rate and evaluating the mathematical accuracy of the calculations.
–Developing a range of independent estimates for the discount rate and comparing the discount rate selected by management to that range.
Service revenues - Revenue recognition over time - Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
As discussed in Notes 1 and 2 to the financial statements, the Company recognizes revenue within its construction contract businesses over time as it performs its obligations. The percentage-of-completion method is used to recognize revenue when the outcome of a contract can be estimated reliably. The percentage-of-completion is calculated using an input method and based on the proportion of contract costs incurred at the balance sheet date relative to the total estimated costs of the contract. As of December 31, 2025, the service revenue related to over-time contracts was $8,693 million.
We identified revenue recognized over time on construction contracts in-process as a critical audit matter because of the judgments necessary for management to estimate total contract costs at completion used to recognize revenue.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to management’s recognition of revenue for construction contracts, measured on a percentage of completion basis and in-progress at the balance sheet date included the following, among others:
•We tested the effectiveness of controls over construction contract revenue, including management’s controls over the evaluation of estimated total contract costs at completion.
•We selected a sample of construction contracts and:
–Tested the accuracy and completeness of the costs incurred to date for the performance obligation to supporting documentation.
–Tested the mathematical accuracy of management’s calculation of revenue, measured on a percentage of completion basis, for the performance obligation.
–Evaluated the accuracy of estimated total contract costs at completion by (i) inquiring with the Company’s project managers regarding progress to date on specific contracts and total estimated contract costs at completion for reasonableness and (ii) selecting remaining forecasted costs and comparing the selected amounts to underlying contracts and other supporting documentation.
•We evaluated management’s ability to estimate total contract costs at completion accurately by comparing actual costs to management’s historical estimates for contracts that have been completed.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 18, 2026

We have served as the Company’s auditor since 2025.

CRH FORM 10-K

Report Of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of CRH public limited company (CRH plc)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CRH plc and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte Ireland LLP
Dublin, Ireland
February 26, 2025

We began serving as the Company’s auditor in 2020. In 2025 we became the predecessor auditor.

CRH FORM 10-K

Consolidated Statements of Income
(in $ millions, except share and per share data)

For the years ended December 31	2025	2024	2023
Product revenues	28,754	26,699	26,156
Service revenues	8,693	8,873	8,793
Total revenues	37,447	35,572	34,949
Cost of product revenues	(15,990)	(14,651)	(14,741)
Cost of service revenues	(7,929)	(8,220)	(8,245)
Total cost of revenues	(23,919)	(22,871)	(22,986)
Gross profit	13,528	12,701	11,963
Selling, general and administrative expenses	(8,283)	(7,852)	(7,486)
Gain on disposal of long-lived assets	235	237	66
Loss on impairments	(40)	(161)	(357)
Operating income	5,440	4,925	4,186
Interest income	146	143	206
Interest expense	(810)	(612)	(376)
Other nonoperating income (expense), net	29	258	(2)
Income before income tax expense and income from equity method investments	4,805	4,714	4,014
Income tax expense	(1,041)	(1,085)	(925)
Income (loss) from equity method investments	26	(108)	(17)
Net income	3,790	3,521	3,072
Net (income) attributable to redeemable noncontrolling interests	(28)	(28)	(28)
Net (income) loss attributable to noncontrolling interests	(9)	(1)	134
Net income attributable to CRH	3,753	3,492	3,178

Earnings per share attributable to CRH
Basic	$5.54	$5.06	$4.36
Diluted	$5.51	$5.02	$4.33

Weighted average common shares outstanding
Basic	673.2	683.3	723.9
Diluted	677.0	689.5	729.2
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH FORM 10-K

Consolidated Statements of Comprehensive Income
(in $ millions)

For the years ended December 31	2025	2024	2023
Net income	3,790	3,521	3,072
Other comprehensive income (loss), net of tax:
Currency translation adjustment	713	(470)	310
Net change in fair value of effective portion of cash flow hedges, net of tax of $(4) million, $3 million, and $1 million in 2025, 2024, and 2023, respectively	15	(16)	(28)
Actuarial gains (losses) and prior service credits (costs) for pension and other postretirement plans, net of tax of $(34) million, $(4) million, and $17 million in 2025, 2024, and 2023, respectively	64	44	(108)
Other comprehensive income (loss)	792	(442)	174
Comprehensive income	4,582	3,079	3,246
Comprehensive (income) attributable to redeemable noncontrolling interests	(28)	(28)	(28)
Comprehensive (income) loss attributable to noncontrolling interests	(53)	52	131
Comprehensive income attributable to CRH	4,501	3,103	3,349
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH FORM 10-K

Consolidated Balance Sheets
(in $ millions, except share data)

As of December 31	2025	2024
Assets
Current assets:
Cash and cash equivalents	4,096	3,720
Restricted cash	51	39
Accounts receivable, net	5,178	4,820
Inventories	5,251	4,755
Other current assets	678	749
Total current assets	15,254	14,083
Property, plant and equipment, net	24,937	21,452
Equity method investments	502	737
Goodwill	13,099	11,061
Intangible assets, net	2,048	1,211
Operating lease right-of-use assets, net	1,471	1,274
Other noncurrent assets	1,018	795
Total assets	58,329	50,613
Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	3,263	3,207
Accrued expenses	2,196	2,248
Current portion of long-term debt	1,175	2,999
Operating lease liabilities	286	265
Other current liabilities	1,834	1,577
Total current liabilities	8,754	10,296
Long-term debt	16,478	10,969
Deferred income tax liabilities	3,511	3,105
Noncurrent operating lease liabilities	1,232	1,074
Other noncurrent liabilities	2,876	2,319
Total liabilities	32,851	27,763
Commitments and contingencies (Note 23)
Redeemable noncontrolling interests	430	384
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock, and 872,000 shares authorized, issued and outstanding for 7% ‘A’ preferred stock, as of December 31, 2025, and December 31, 2024	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 706,946,142 and 718,647,277 shares issued and outstanding, as of December 31, 2025, and December 31, 2024, respectively	286	290
Treasury stock, at cost (38,315,792 and 41,355,384 shares as of December 31, 2025, and December 31, 2024, respectively)	(2,016)	(2,137)
Additional paid-in capital	397	422
Accumulated other comprehensive loss	(257)	(1,005)
Retained earnings	25,593	24,036
Total shareholders’ equity attributable to CRH shareholders	24,004	21,607
Noncontrolling interests	1,044	859
Total equity	25,048	22,466
Total liabilities, redeemable noncontrolling interests and equity	58,329	50,613
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH FORM 10-K

Consolidated Statements of Cash Flows
(in $ millions)

For the years ended December 31	2025	2024	2023
Cash Flows from Operating Activities:
Net income	3,790	3,521	3,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,156	1,798	1,633
Loss on impairments	40	161	357
Share-based compensation	143	125	123
Gains on disposals from businesses and long-lived assets, net	(247)	(431)	(66)
Deferred tax expense (benefit)	167	180	(64)
(Income) loss from equity method investments	(26)	108	17
Pension and other postretirement benefits net periodic benefit cost	21	34	31
Non-cash operating lease costs	292	262	293
Other items, net	3	14	68
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	121	(122)	(164)
Inventories	(161)	(224)	(60)
Accounts payable	(158)	48	144
Operating lease liabilities	(310)	(287)	(276)
Other assets	(210)	(69)	25
Other liabilities	45	(86)	(72)
Pension and other postretirement benefits contributions	(41)	(43)	(44)
Net cash provided by operating activities	5,625	4,989	5,017

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, and intangibles	(2,713)	(2,578)	(1,817)
Acquisitions, net of cash acquired	(3,856)	(4,900)	(640)
Proceeds from divestitures	139	1,001	–
Proceeds from disposal of long-lived assets	315	272	104
Dividends received from equity method investments	50	44	44
Settlements of derivatives	(81)	(9)	(1)
Deferred divestiture consideration received	42	83	6
Other investing activities, net	59	(204)	(87)
Net cash used in investing activities	(6,045)	(6,291)	(2,391)

CRH FORM 10-K

Consolidated Statements of Cash Flows
(in $ millions)

For the years ended December 31	2025	2024	2023
Cash Flows from Financing Activities:
Proceeds from debt issuances	10,479	4,001	3,163
Payments on debt	(7,612)	(1,859)	(1,462)
Settlements of derivatives	121	(36)	7
Payments of finance lease obligations	(131)	(57)	(26)
Deferred and contingent acquisition consideration paid	(31)	(21)	(22)
Dividends paid	(996)	(1,706)	(940)
Distributions to noncontrolling and redeemable noncontrolling interests	(34)	(53)	(35)
Transactions involving noncontrolling interests	28	19	(2)
Repurchases of common stock	(1,181)	(1,482)	(3,067)
Amounts related to employee share plans	(47)	8	4
Net cash provided by (used in) financing activities	596	(1,186)	(2,380)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	212	(143)	208
Increase (decrease) in cash and cash equivalents, including restricted cash	388	(2,631)	454
Cash and cash equivalents and restricted cash at the beginning of year	3,759	6,390	5,936
Cash and cash equivalents and restricted cash at the end of year	4,147	3,759	6,390

Supplemental cash flow information:
Cash paid for interest (including finance leases)	724	599	418
Cash paid for income taxes	831	960	959

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents presented in the Consolidated Balance Sheets	4,096	3,720	6,341
Restricted cash presented in the Consolidated Balance Sheets	51	39	–
Cash and cash equivalents included in Assets held for sale	–	–	49
Total cash and cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	4,147	3,759	6,390
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH FORM 10-K

Consolidated Statements of Changes in Equity
(in $ millions, except share and per share data)
For the year ended December 31, 2023

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	0.9	$1	752.1	$302	(7.7)	($297)	$443	($787)	$22,495	$22,157	$575	$22,732
Net income	–	–	–	–	–	–	–	–	3,178	3,178	(134)	3,044
Other comprehensive income	–	–	–	–	–	–	–	171	–	171	3	174
Share-based compensation	–	–	–	–	–	–	123	–	–	123	–	123
Repurchases of common stock	–	–	–	–	(38.2)	(2,019)	–	–	–	(2,019)	–	(2,019)
Repurchases and retirement of common stock	–	–	(17.6)	(6)	–	–	–	–	(1,042)	(1,048)	–	(1,048)
Shares issued under employee share plans	–	–	–	–	3.5	117	(112)	–	(1)	4	–	4
Dividends declared on common stock	–	–	–	–	–	–	–	–	(1,688)	(1,688)	–	(1,688)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(8)	(8)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(2)	(2)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(24)	(24)	–	(24)
Balance as of December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
For the year ended December 31, 2023, dividends declared on common stock were $1.33 per common share.
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH FORM 10-K

Consolidated Statements of Changes in Equity
(in $ millions, except share and per share data)
For the year ended December 31, 2024

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	0.9	$1	734.5	$296	(42.4)	($2,199)	$454	($616)	$22,918	$20,854	$434	$21,288
Net income	–	–	–	–	–	–	–	–	3,492	3,492	1	3,493
Other comprehensive income	–	–	–	–	–	–	–	(389)	–	(389)	(53)	(442)
Share-based compensation	–	–	–	–	–	–	125	–	–	125	–	125
Repurchases of common stock	–	–	–	–	(2.6)	(180)	–	–	–	(180)	–	(180)
Repurchases and retirement of common stock	–	–	(15.9)	(6)	–	–	–	–	(1,296)	(1,302)	–	(1,302)
Shares issued under employee share plans	–	–	–	–	3.6	242	(157)	–	(88)	(3)	–	(3)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(956)	(956)	–	(956)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(30)	(30)
Divestiture of noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(19)	(19)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	507	507
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	19	19
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(34)	(34)	–	(34)
Balance as of December 31, 2024	0.9	$1	718.6	$290	(41.4)	($2,137)	$422	($1,005)	$24,036	$21,607	$859	$22,466
For the year ended December 31, 2024, dividends declared on common stock were $1.40 per common share.
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH FORM 10-K

Consolidated Statements of Changes in Equity
(in $ millions, except share and per share data)
For the year ended December 31, 2025

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	0.9	$1	718.6	$290	(41.4)	($2,137)	$422	($1,005)	$24,036	$21,607	$859	$22,466
Net income	–	–	–	–	–	–	–	–	3,753	3,753	9	3,762
Other comprehensive income	–	–	–	–	–	–	–	748	–	748	44	792
Share-based compensation	–	–	–	–	–	–	143	–	–	143	–	143
Repurchases and retirement of common stock	–	–	(11.7)	(4)	–	–	–	–	(1,177)	(1,181)	–	(1,181)
Shares issued under employee share plans	–	–	–	–	3.1	121	(168)	–	–	(47)	–	(47)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(996)	(996)	–	(996)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(12)	(12)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	7	7
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	137	137
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(23)	(23)	–	(23)
Balance as of December 31, 2025	0.9	$1	706.9	$286	(38.3)	($2,016)	$397	($257)	$25,593	$24,004	$1,044	$25,048
For the year ended December 31, 2025, dividends declared on common stock were $1.48 per common share.
The accompanying notes form an integral part of the Consolidated Financial Statements.

CRH FORM 10-K

Notes To Consolidated Financial Statements
1. Summary of significant accounting policies
1.1. Description of business
CRH is the leading provider of building materials critical to modernizing infrastructure. The Company operates in the building materials industry, providing essential materials and products for construction projects across its Americas and International footprint. The Company is a major producer of aggregates, cementitious materials, readymixed concrete, asphalt, precast concrete and outdoor living products and is a provider of paving and construction services, supplying a wide range of customers, including Federal and local authorities, general contractors, and the commercial and residential markets. A summary of significant accounting policies used in the preparation of the accompanying Consolidated Financial Statements follows.
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
1.4. Noncontrolling interests – nonredeemable and redeemable
Noncontrolling interests represent the portion of the equity of a subsidiary not attributable either directly or indirectly to the Company and are presented separately in the Consolidated Statements of Income and within equity in the Consolidated Balance Sheets, distinguished from Company shareholders’ equity. Subsequent acquisitions of noncontrolling interests are accounted for as transactions with equity holders in their capacity as equity holders and therefore no goodwill is recognized as a result of such transactions. Noncontrolling interests are measured initially at fair value.
Noncontrolling interests with redemption features, such as put/call options, that are not solely within the Company’s control (redeemable noncontrolling interests) are reported separately in the Consolidated Balance Sheets at the greater of carrying value or redemption value. The Redeemable noncontrolling interests are primarily comprised of the noncontrolling interests in two of the Company’s North American subsidiaries. The respective shareholders’ agreements for these entities contain put options that provide the noncontrolling shareholders the right to put their shares to the Company at a value based on a calculated formula. The put options are currently exercisable.
See Note 22 for further information.

CRH FORM 10-K

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
See Note 3 for further information.
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
Results and cash flows of subsidiaries and equity method investments with non-U.S. Dollar functional currencies have been translated into U.S. Dollar at average exchange rates for the periods, and the related balance sheets have been translated at the rates of exchange in effect at the balance sheet date. Adjustments arising on translation of the results and net assets of non-U.S. Dollar subsidiaries and equity method investments are recognized as a component of Accumulated other comprehensive loss and Noncontrolling interests both of which are presented in the Consolidated Balance Sheets.
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
The percentage-of-completion method is used to recognize revenue when the outcome of a contract can be estimated reliably. The percentage-of-completion is calculated using an input method and based on the proportion of contract costs incurred at the balance sheet date relative to the total estimated costs of the contract. In construction contract arrangements, the Company has an enforceable right to payment for work and performance obligations completed to date.
Some of the Company’s construction contracts may contain forms of variable consideration that can either increase or decrease the transaction price. Variable consideration is estimated based on the most-likely amount or expected value methods (depending on the contract terms) and the transaction price is adjusted to the extent it is probable that a significant reversal of revenue recognized will not occur.
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
See Note 4 for further information.
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
See Note 5 for further information.
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
•Plant and machinery five to 30 years
Mineral-bearing land, less an estimate of its residual value, is depleted over the period of the mineral extraction in the proportion to which product for the year bears to the latest estimates of proven and probable mineral reserves. Land, other than mineral-bearing land, is not depreciated.
See Note 6 for further information.

CRH FORM 10-K

1.13. Leases
A contract contains a lease if it is enforceable and conveys the right to control the use of a specified asset for a period of time in exchange for consideration, which is assessed at inception. A right-of-use asset and lease liability are recognized at the commencement date for contracts containing a lease.
Leases are evaluated and classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term; (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised; (3) the lease term is for a major part of the remaining useful life of the asset; (4) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term; or (5) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of the above criteria.
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
See Note 11 for further information.
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
See Note 12 for further information.
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
There are three types of derivatives the Company enters into: (1) those relating to fair value exposures; (2) those relating to cash flow exposures; and (3) those relating to foreign currency net investment exposures. Fair value exposures relate to recognized assets or liabilities, and firm commitments; cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities, or forecasted transactions; and net investment exposures relate to the impact of foreign currency exchange rate changes on the carrying value of net assets denominated in foreign currencies.
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
Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings as an offset to the change in the fair values of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash flow hedges are deferred in Accumulated other comprehensive loss and are reclassified to earnings as the underlying hedged transaction affects earnings. Provided the hedge remains highly effective, any ineffectiveness is deferred in Accumulated other comprehensive loss and is reclassified to earnings as the underlying hedged transaction affects earnings. Hedges of net investments in foreign subsidiaries are recognized in the currency translation adjustment component of Accumulated other comprehensive loss in the Consolidated Balance Sheets to offset translation gains and losses associated with the hedged net investment.

CRH FORM 10-K

Derivatives that are entered into for risk management purposes and are not designated as hedges are recorded at their fair market values and recognized in Net income.
The fair values of the Company's derivatives are not material. The notional amount of the Company’s outstanding fair value hedges, cash flow hedges, and net investment hedges was $500 million, $449 million, and $2,683 million as of December 31, 2025, respectively, and $1,375 million, $342 million, and $1,371 million as of December 31, 2024, respectively. The notional amount of derivatives not designated as hedging instruments was $1,478 million and $3,323 million as of December 31, 2025 and 2024, respectively.
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
See Note 8 for further information.
1.18. Intangible assets, net
Intangible assets acquired in business combinations are stated at their fair value as determined at the date of acquisition. Intangible assets are amortized on a straight-line basis. In general, based on the current composition of definite-lived intangible assets, the useful lives for customer-related intangible assets range from five to 20 years, the useful lives for marketing-related intangible assets range from 10 to 30 years and the useful lives for contract-based intangible assets range from two to 20 years. The Company evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.
See Note 7 for further information.
1.19. Pension and other postretirement benefits
The Company sponsors defined benefit retirement plans and also provides other postretirement benefits. The Company recognizes the funded status, defined as the difference between the fair value of plan assets and the benefit obligation, of its pension plans and other postretirement benefits as an asset or liability in the Consolidated Balance Sheets. Actuarial gains or losses that arise during the year are recognized as a component of Accumulated other comprehensive loss. Amounts in excess of a corridor are subsequently amortized over the participants’ average remaining service period and recognized as a component of net periodic benefit cost. The corridor represents the excess over 10% of the greater of the projected benefit obligation or pension plan assets and is determined on a plan-by-plan basis.
See Note 20 for further information.
1.20. Insurance
The Company has insurance arrangements which include employer’s liability (workers’ compensation in the United States), public and products liability (general liability in the United States), automobile liability, property damage, business interruption and various other insurances. Due to the extended timeframe associated with many of the insurances, a significant proportion of the total liability is subject to periodic actuarial valuation. The projected cash flows underlying the discounting process are established through the application of actuarial triangulations, which are extrapolated from historical claims experience. While the Company believes the assumptions used to calculate these liabilities are appropriate, significant differences in actual experience and/or significant changes in those assumptions may materially affect insurance liabilities.
1.21. Share-based compensation
The Company grants share-based compensation awards under its equity compensation plans, which consist of performance share units (PSUs) and restricted share units (RSUs). All of the share-based compensation awards are classified as equity awards. The Company measures share-based compensation awards using fair value based measurement methods. This results in the recognition of compensation expense for all share-based compensation awards based on their fair value as of the grant date. For performance-based awards, compensation expense is recognized only if it is probable that the performance condition will be achieved. Compensation expense is recognized on a straight-line basis over the requisite service period for time and performance-based awards, net of estimated forfeitures.
See Note 16 for further information.
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

CRH FORM 10-K

1.24. Income taxes
Current tax represents the expected tax payable (or recoverable) on the taxable profit for the year using tax rates enacted for the period. Where items are accounted for outside of profit or loss, the related income tax is recognized either in Other comprehensive income (loss) or directly in equity, as appropriate. Interest and penalties associated with the liability for income tax are classified as Income tax expense. The Company’s policy is to release tax effects from Accumulated other comprehensive loss when the underlying items affect earnings.
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
See Note 14 for further information.
1.25. New accounting standards
Accounting pronouncements recently adopted
For the year ended December 31, 2025, the Company adopted Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. Adoption of the ASU has been applied retrospectively to all prior periods presented in the Consolidated Financial Statements.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disclosure of specified information about certain costs and expenses in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. These amendments should be applied either prospectively to financial statements issued after the effective date or retrospectively to any or all prior periods presented in the financial statements. Early adoption is also permitted. The Company is currently evaluating the provisions of this ASU and will adopt them for the year ending December 31, 2027.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40). The ASU removes all references to software development stages and requires entities to start capitalizing costs when both of the following occur: (1) management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. These amendments should be applied either prospectively to financial statements issued after the effective date, retrospectively to any or all prior periods presented in the financial statements or by following a modified transition approach. Early adoption is also permitted. The Company is currently evaluating the provisions of this ASU.

CRH FORM 10-K

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
Building & Infrastructure Solutions provide products that connect and protect critical water, energy and telecommunications infrastructure and deliver complex commercial building projects.
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	For the year ended December 31, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	5,195	–	5,179	10,374
Road Solutions (i)	11,834	–	5,255	17,089
Building & Infrastructure Solutions (ii)	–	2,632	2,236	4,868
Outdoor Living Solutions	–	4,490	626	5,116
Total revenues	17,029	7,122	13,296	37,447

	For the year ended December 31, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	4,793	–	4,767	9,560
Road Solutions (i)	11,380	–	4,930	16,310
Building & Infrastructure Solutions (ii)	–	2,569	1,998	4,567
Outdoor Living Solutions	–	4,490	645	5,135
Total revenues	16,173	7,059	12,340	35,572

	For the year ended December 31, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	4,583	–	4,876	9,459
Road Solutions (i)	10,852	–	4,814	15,666
Building & Infrastructure Solutions (ii)	–	2,524	2,174	4,698
Outdoor Living Solutions	–	4,493	633	5,126
Total revenues	15,435	7,017	12,497	34,949
(i) Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time for the years ended December 31 were:

in $ millions	2025	2024	2023
Americas Materials Solutions	6,578	6,426	6,146
International Solutions	1,651	1,880	2,004
Total revenue from contracts with customers	8,229	8,306	8,150

CRH FORM 10-K

(ii)     Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time for the years ended December 31 were:

in $ millions	2025	2024	2023
Americas Building Solutions	51	81	70
International Solutions	413	486	573
Total revenue from contracts with customers	464	567	643

	For the year ended December 31, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Primary geographic markets
United States	15,882	6,814	138	22,834
Rest of World (i)	1,147	308	2,018	3,473
United Kingdom	–	–	3,767	3,767
Rest of Europe (ii)	–	–	7,373	7,373
Total revenues	17,029	7,122	13,296	37,447

	For the year ended December 31, 2024
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Primary geographic markets
United States	14,975	6,736	123	21,834
Rest of World (i)	1,198	323	1,199	2,720
United Kingdom	–	–	3,994	3,994
Rest of Europe (ii)	–	–	7,024	7,024
Total revenues	16,173	7,059	12,340	35,572

	For the year ended December 31, 2023
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Primary geographic markets
United States	14,088	6,692	150	20,930
Rest of World (i)	1,347	325	633	2,305
United Kingdom	–	–	4,312	4,312
Rest of Europe (ii)	–	–	7,402	7,402
Total revenues	15,435	7,017	12,497	34,949
(i)    The Rest of World principally includes Australia, Canada and the Philippines.
(ii)    The Rest of Europe principally includes Austria, Belgium, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Luxembourg, the Netherlands, Poland, Romania, Serbia, Slovakia, Spain, Sweden, Switzerland and Ukraine. Revenues generated in the Republic of Ireland represented approximately 2%, 2%, and 3% of our consolidated revenues for the years ended December 31, 2025, 2024, and 2023, respectively.
Contract assets were $525 million and $690 million and contract liabilities were $405 million and $500 million, as of December 31, 2025 and 2024, respectively. The decrease in contract assets was primarily attributed to the timing of billings partially offset by revenue recognized on certain contracts. The decrease in contract liabilities was due to revenue recognized during the period and the timing of advance payments. The Company recognized revenue of $354 million and $387 million for the years ended December 31, 2025 and 2024, respectively, which was previously included in the contract liability balance as of December 31, 2024 and 2023, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts as of December 31, 2025 and 2024 amounting to $299 million and $226 million, and $450 million and $240 million respectively. Unbilled revenue represents the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On December 31, 2025, the Company had $3,114 million of transaction price allocated to remaining performance obligations. The majority of open contracts as of December 31, 2025, are expected to close and revenue to be recognized within 12 months of the balance sheet date.
Revenue from sales to equity method investments for the years ended December 31, 2025, 2024, and 2023 were $302 million, $296 million, and $221 million, respectively.

CRH FORM 10-K

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
On September 15, 2025 the Company acquired Eco Material, a leading supplier of supplementary cementitious materials headquartered in South Jordan, Utah for a total consideration, net of cash acquired, of $2,066 million. The Eco Material acquisition is reported in the Americas Materials Solutions segment. Due to the size and scale of Eco Material, the determination of the fair values of identifiable assets acquired and liabilities assumed as disclosed are provisional.
During 2025, the Company completed the acquisition of 37 other companies in addition to Eco Material. The total cash consideration for these acquisitions, net of cash acquired, was $1,790 million.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions during the year ended December 31, 2025, including measurement period adjustments to provisional fair values in respect of acquisitions completed in the previous period, were:

in $ millions	Eco Material (i)	Other acquisitions (i) (ii)	Total
Identifiable assets acquired and liabilities assumed
Assets
Cash and cash equivalents	23	37	60
Accounts receivable, net	153	218	371
Inventories	32	93	125
Other current assets	22	8	30
Property, plant and equipment, net	647	1,302	1,949
Equity method investments	–	(49)	(49)
Intangible assets, net	789	123	912
Operating lease right-of-use assets, net	63	58	121
Total assets	1,729	1,790	3,519
Liabilities
Accounts payable	49	118	167
Accrued expenses	55	38	93
Operating lease liabilities	62	58	120
Long-term debt	–	159	159
Deferred income tax liabilities	108	25	133
Other liabilities	141	173	314
Total liabilities	415	571	986
Total identifiable net assets at fair value	1,314	1,219	2,533
Goodwill	775	1,045	1,820
Equity method investments becoming subsidiaries	–	(233)	(233)
Redeemable noncontrolling interests	–	(17)	(17)
Noncontrolling interests	–	(7)	(7)
Total consideration	2,089	2,007	4,096

Consideration satisfied by:
Cash payments	2,089	1,827	3,916
Non-cash consideration	–	109	109
Profit on step acquisition	–	40	40
Deferred consideration (stated at net present cost)	–	12	12
Contingent consideration	–	19	19
Total consideration	2,089	2,007	4,096

Acquisitions of businesses, net of cash acquired
Cash consideration	2,089	1,827	3,916
Less: cash and cash equivalents acquired	(23)	(37)	(60)
Total outflow in the Consolidated Statements of Cash Flows	2,066	1,790	3,856
(i)The estimated fair values of assets acquired and liabilities assumed associated with these acquisitions are provisional (principally in respect of Property, plant and equipment, net, Intangible assets, net, provisions for liabilities and the associated goodwill and deferred tax aspects) and are based on the information that was available as of the reporting date. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
(ii)    Acquisitions are aggregated on the basis of individual immateriality. The acquisition balance sheet presented in this note reflects the identifiable net assets acquired in respect of acquisitions completed in the year ended December 31, 2025, together with measurement period adjustments to provisional fair values in respect of acquisitions completed during previous periods; none of which were material.

CRH FORM 10-K

As a result of the acquisitions completed through December 31, 2025, including adjustments to provisional values, the Company recognized $912 million of amortizable intangible assets and $1,820 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in 2025, $1,332 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of 18 years.
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
The amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions during the year ended December 31, 2024, were:

in $ millions	Hunter	Adbri	Other acquisitions (i)	Total
Identifiable assets acquired and liabilities assumed
Assets
Cash and cash equivalents	–	15	38	53
Accounts receivable, net	–	156	152	308
Inventories	70	133	149	352
Other current assets	2	6	8	16
Property, plant and equipment, net	1,069	1,364	850	3,283
Equity method investments	–	366	–	366
Intangible assets, net	2	4	184	190
Operating lease right-of-use assets, net	12	18	85	115
Total assets	1,155	2,062	1,466	4,683
Liabilities
Accounts payable	–	17	54	71
Accrued expenses	6	67	30	103
Operating lease liabilities	12	18	85	115
Long-term debt	–	519	9	528
Deferred income tax liabilities	–	208	27	235
Other liabilities	8	151	57	216
Total liabilities	26	980	262	1,268
Total identifiable net assets at fair value	1,129	1,082	1,204	3,415
Goodwill	977	227	940	2,144
Redeemable noncontrolling interests	–	–	(12)	(12)
Noncontrolling interests	–	(507)	–	(507)
Total consideration	2,106	802	2,132	5,040

Consideration satisfied by:
Cash payments	2,106	802	2,045	4,953
Asset exchange	–	–	41	41
Deferred consideration (stated at net present cost)	–	–	27	27
Contingent consideration	–	–	19	19
Total consideration	2,106	802	2,132	5,040

Acquisitions of businesses, net of cash acquired
Cash consideration	2,106	802	2,045	4,953
Less: cash and cash equivalents acquired	–	(15)	(38)	(53)
Total outflow in the Consolidated Statements of Cash Flows	2,106	787	2,007	4,900
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

CRH FORM 10-K

Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with completed acquisitions. The Company incurred the following acquisition-related costs for the years ended December 31:

in $ millions	2025	2024	2023
Acquisition-related costs
Substantial acquisition-related (i)	45	46	–
Other acquisitions	33	27	10
Total acquisition-related costs	78	73	10
(i) Represents expenses associated with the non-routine substantial acquisition of Eco Material as well as other acquisition costs of an extraordinary nature. The comparative periods presented include expenses related to the acquisition of Adbri and Hunter in 2024.
For the period from acquisition date through December 31, 2025, 2024, and 2023, acquisitions contributed $755 million, $1,387 million and $228 million to Total revenues and a loss of $10 million, $23 million and $15 million to Net income attributable to CRH, excluding substantial acquisition-related costs that arose in that period and including the effect of interest expense to finance the acquisitions, respectively.
Pro forma results of operations for the current year acquisitions, as if they were combined as of January 1, 2024, have not been presented because they are not material to the Consolidated Financial Statements.
4. Accounts receivable, net
Accounts receivable, net as of December 31 were:

in $ millions	2025	2024
Trade receivables	4,296	3,829
Construction contract assets	525	690
Total accounts receivable	4,821	4,519
Less: allowance for credit losses	(137)	(140)
Other current receivables	494	441
Total accounts receivable, net	5,178	4,820
Of the total Accounts receivable, net balances, $32 million and $46 million as of December 31, 2025, and 2024, respectively, were due from equity method investments.
The changes in the allowance for credit losses as of December 31 were as follows:

in $ millions	2025	2024	2023
As of January 1	140	149	125
Charge-offs	(14)	(14)	(18)
Provision for credit losses	6	11	47
Recoveries	(12)	(4)	(8)
Foreign currency translation and other	17	(2)	3
As of December 31	137	140	149

5. Inventories
Inventories as of December 31 were:

in $ millions	2025	2024
Raw materials	2,295	2,074
Work-in-process	360	267
Finished goods	2,596	2,414
Total inventories	5,251	4,755

CRH FORM 10-K

6. Property, plant and equipment, net
Property, plant and equipment, net as of December 31 were:

in $ millions	2025	2024
Mineral-bearing land	5,596	5,159
Land and buildings	7,392	6,609
Plant and machinery	25,842	23,047
Construction in progress	2,974	1,963
Finance lease right-of-use assets	741	376
Total property, plant and equipment	42,545	37,154
Less: accumulated depreciation, depletion, amortization and impairment	(17,608)	(15,702)
Total property, plant and equipment, net	24,937	21,452
Depreciation, depletion and amortization expense related to property, plant and equipment was $1,964 million, $1,646 million and $1,494 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation, depletion and amortization expense includes amortization of right-of-use assets from finance leases.
Property, plant and equipment is assessed for indicators of impairment by reviewing a series of external and internal sources of information specific to the assets under consideration.
Impairment charges of $2 million and $89 million were recognized during the years ended December 31, 2025 and 2024, respectively, principally relating to the write-down of property, plant and equipment in our Americas Materials Solutions and International Solutions segments.
7. Intangible assets, net
Intangible assets, net as of December 31 were:

in $ millions	2025	2024
Marketing-related	349	337
Customer-related (i)	1,493	1,394
Contract-based (ii)	969	110
Software costs	202	126
IT projects in progress	79	63
Total intangible assets, gross	3,092	2,030
Accumulated amortization	(1,044)	(819)
Total intangible assets, net	2,048	1,211
(i)    The customer-related intangible assets relate predominantly to non-contractual customer relationships.
(ii)    Contract-based intangible assets of $789 million related to supply agreements arose on the acquisition of Eco Material in September 2025.

Amortization of intangibles included predominantly in Selling, general and administrative expenses in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 amounted to $192 million, $152 million and $139 million, respectively.
The estimated amortization for intangible assets for the five years subsequent to December 31, 2025, and thereafter is as follows:

in $ millions	2026	2027	2028	2029	2030	2031 and thereafter
Amortization	218	176	156	139	117	1,242

CRH FORM 10-K

8. Goodwill
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
The changes in the carrying amount of goodwill as of December 31 were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2023	4,417	2,752	1,989	9,158
Acquisitions	1,426	333	385	2,144
Foreign currency translation adjustment	(40)	(12)	(114)	(166)
Impairment charge for the year	–	–	(72)	(72)
Divestitures	–	(3)	(201)	(204)
Reclassified from held for sale	–	–	201	201
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061

Acquisitions	1,144	188	488	1,820
Foreign currency translation adjustment	24	70	134	228
Divestitures	(7)	–	(3)	(10)
Carrying value, December 31, 2025	6,964	3,328	2,807	13,099
For the year ended December 31, 2024, the fair value of the Architectural Products reporting unit within International Solutions did not exceed its carrying value. As a result, a goodwill impairment loss of $72 million was recorded in Loss on impairments.
Accumulated goodwill impairment losses amount to $1,109 million and $1,050 million as of December 31, 2025 and 2024, respectively and relate predominantly to International Solutions.

CRH FORM 10-K

9. Additional financial information
Other current assets as of December 31 were:

in $ millions	2025	2024
Prepayments	394	303
Income taxes recoverable	274	216
Other	10	230
Total other current assets	678	749

Accrued expenses as of December 31 were:

in $ millions	2025	2024
Accrued payroll and employee benefits	996	1,062
Other accruals	1,200	1,186
Total accrued expenses	2,196	2,248

Other current liabilities as of December 31 were:

in $ millions	2025	2024
Construction contract liabilities	405	500
Insurance liability	163	185
Income tax payable	106	97
Finance lease liability	116	67
Accrued external interest payable (excluding lease interest)	214	103
Other	830	625
Total other current liabilities	1,834	1,577

Other noncurrent liabilities as of December 31 were:

in $ millions	2025	2024
Income tax payable	868	726
Asset retirement obligations	357	319
Pension liability	248	223
Insurance liability	335	269
Finance lease liability	418	190
Other	650	592
Total other noncurrent liabilities	2,876	2,319

CRH FORM 10-K

10. Debt
Long-term debt as of December 31 was:

in $ millions	Effective interest rate	2025	2024
Senior Notes (U.S. Dollar denominated unless otherwise noted)
3.875% Senior Notes due 2025	3.93%	–	1,250
1.250% euro Senior Notes due 2026	1.25%	882	780
3.400% Senior Notes due 2027	3.49%	600	600
4.000% euro Senior Notes due 2027	4.13%	588	520
3.950% Senior Notes due 2028	4.07%	900	900
1.375% euro Senior Notes due 2028	1.42%	705	624
5.200% Senior Notes due 2029	5.30%	750	750
4.125% Sterling Senior Notes due 2029	4.22%	539	501
5.125% Senior Notes due 2030	5.25%	1,250	–
1.625% euro Senior Notes due 2030	1.72%	882	780
4.400% Senior Notes due 2031	4.58%	1,000	–
4.000% euro Senior Notes due 2031	4.10%	882	780
6.400% Senior Notes due 2033 (i)	6.43%	213	213
5.400% Senior Notes due 2034	5.52%	750	750
5.500% Senior Notes due 2035	5.57%	1,250	–
4.250% euro Senior Notes due 2035	4.38%	882	780
5.000% Senior Notes due 2036	5.15%	1,000	–
5.125% Senior Notes due 2045	5.25%	500	500
4.400% Senior Notes due 2047	4.44%	400	400
4.500% Senior Notes due 2048	4.63%	600	600
5.875% Senior Notes due 2055	5.97%	500	–
5.600% Senior Notes due 2056	5.74%	500	–
Bank and Other Debt Obligations
USD interest-bearing loan due 2027	4.96%	750	750
PHP interest-bearing loan due 2027	5.68%	391	379
AUD interest-bearing loan due 2028	5.26%	411	–
AUD interest-bearing loan due 2029	5.07%	–	478
AUD interest-bearing loan due 2030	4.82%	258	–
U.S. Dollar Commercial Paper		–	1,189
Euro Commercial Paper	2.20%	170	347
Other obligations		78	48

Unamortized discounts and debt issuance costs		(98)	(68)
Total long-term debt (ii)		17,533	13,851
Less: current portion of long-term debt (iii)		(1,055)	(2,882)
Long-term debt		16,478	10,969
(i)     The $300 million 6.400% Senior Notes were issued in September 2003, and at the time of issuance the Senior Notes were partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued Senior Notes were acquired by the Company as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Consolidated Balance Sheets was $23 million and $27 million as of December 31, 2025 and 2024, respectively.
(ii)     Of the Company’s nominal fixed rate debt as of December 31, 2025 and December 31, 2024, $500 million and $1,375 million, respectively, was hedged to daily compounded SOFR using interest rate swaps. Of the Company’s nominal floating rate debt as of December 31, 2025 and December 31, 2024, $nil million and $140 million, respectively, was hedged to fixed rates using interest rate swaps.
(iii)     Excludes borrowings from bank overdrafts of $120 million and $117 million, which are recorded within Current portion of long-term debt in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
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

CRH FORM 10-K

In the event of a change-of-control repurchase event, the Company is obligated to offer repurchase options for the 3.400% Senior Notes due 2027, 3.950% Senior Notes due 2028, 5.200% Senior Notes due 2029, 5.125% Senior Notes due 2030, 4.400% Senior Notes due 2031, 5.400% Senior Notes due 2034, 5.500% Senior Notes due 2035, 5.000% Senior Notes due 2036, 5.125% Senior Notes due in 2045, 4.400% Senior Notes due 2047, 4.500% Senior Notes due 2048, 5.875% Senior Notes due 2055 and 5.600% Senior Notes due 2056. This repurchase involves a cash payment equal to 101% of the principal amount, along with any accrued and unpaid interest.
If the Company's credit rating falls below investment-grade, the Company would be required to make an additional coupon step-up payment on the 5.125% Senior Notes due 2045. The increase is 25 basis points per rating notch per agency, capped at 100 basis points per agency. However, this coupon step-up would reverse if the Company returns to an investment-grade rating.
In January 2025, wholly-owned subsidiaries of the Company completed the issuance of $1,250 million 5.125% Senior Notes due 2030, $1,250 million 5.500% Senior Notes due 2035, and $500 million 5.875% Senior Notes due 2055. In May 2025, $1.25 billion 3.875% Senior Notes due 2025 were repaid on maturity. In October 2025, a wholly-owned subsidiary of the Company completed the issuance of $1,000 million 4.400% Senior Notes due 2031, $1,000 million 5.000% Senior Notes due 2036, and $500 million 5.600% Senior Notes due 2056. The Notes are fully and unconditionally guaranteed by the Company as to the principal, interest, premium, if any, and any other amounts payable in respect of them.
Bank Debt:
The Company maintains a multi-currency RCF with a syndicate of lenders. The RCF offers a senior unsecured revolving credit facility of €3,500 million over five years, maturing May 11, 2030. Borrowings under the RCF bear interest at rates based upon an underlying base rate, plus a margin determined in accordance with a ratings-based pricing grid. Base rates include SOFR for U.S. Dollar, EURIBOR for euros, SONIA for Sterling, and SARON for Swiss Francs, respectively. A commitment fee is payable on a quarterly basis based on a percentage of the applicable margin and calculated on the daily undrawn amount of the facility.
The deferred financing costs associated with the RCF were $5 million as of December 31, 2025. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
As of December 31, 2025, and 2024, there were no outstanding borrowings or letters of credit issued under this facility and the undrawn committed facility available to be drawn by the Company as of December 31, 2025, was $4,115 million (€3,500 million equivalent).
The RCF includes customary terms and conditions for investment-grade borrowers. There are no financial covenants.
In December 2024, the Company entered into a new $750 million two-year fixed rate term loan facility which was fully drawn. In December 2025, this facility was extended by one year to 2027.
Philippines (PHP) Debt:
The Company's subsidiary, Republic Cement & Building Materials, Inc., has entered into a number of committed credit arrangements with local banks totaling $0.4 billion (PHP22.5 billion). The Company does not guarantee these facilities. The funds drawn from these facilities carry a combination of fixed and floating interest rates.
Australian (AUD) Debt:
In July 2024, the Company acquired Adbri which had committed credit agreements with a range of banks and credit institutions totaling $0.6 billion (AUD0.9 billion). The funds drawn from these facilities carried a combination of fixed and floating interest rates. In November 2025, Adbri entered into a new credit facility with a range of banks and credit institutions totaling $0.8 billion (AUD1.2 billion). Funds were initially drawn to retire a portion of Adbri's existing credit facilities. The Company does not provide a guarantee for this facility. The funds drawn from this facility carry floating interest rates.
Commercial Paper:
As of December 31, 2025, the Company had a $4,000 million U.S. Dollar Commercial Paper Program and a €1,500 million Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S Dollar. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to December 31, 2025, are as follows:

in $ millions	2026	2027	2028	2029	2030	2031 and thereafter	Total
Long-term debt maturities	1,055	2,237	2,000	1,358	2,315	8,568	17,533

CRH FORM 10-K

11. Leases
In the normal course of its business, the Company enters into various leases as the lessee, primarily related to property. The Company also leases plant and machinery, vehicles and equipment.
Lease liabilities as of December 31 were:

in $ millions	2025	2024
Current:
Operating lease liabilities	286	265
Finance lease liabilities	116	67

Noncurrent:
Operating lease liabilities	1,232	1,074
Finance lease liabilities	418	190
Total lease liabilities	2,052	1,596
The current portion of finance lease liabilities is included within Other current liabilities and the noncurrent portion of finance lease liabilities is included within Other noncurrent liabilities in the Consolidated Balance Sheets.

The maturity analysis for the discounted and undiscounted lease liability arising from the Company’s leasing activities as of December 31, 2025, was:

in $ millions	Operating leases	Finance leases
2026	311	121
2027	253	132
2028	214	85
2029	172	58
2030	143	88
Thereafter	790	225
Total minimum lease payments	1,883	709
Less: lease payments representing interest	(365)	(175)
Present value of future minimum lease payments	1,518	534
Less: current portion of lease liabilities	(286)	(116)
Noncurrent portion of lease liabilities	1,232	418
The projections are based on the foreign exchange rates applied at the end of the relevant fiscal year and on interest rates (discounted projections only) applicable to the lease portfolio.

The components of lease expense for the years ended December 31 were:

in $ millions	2025	2024	2023
Finance leases
Amortization of right-of-use-assets	78	45	19
Interest on lease liabilities	22	7	3
Operating leases	292	262	293
Short-term leases	319	301	329
Variable leases	78	80	85
Total lease expense (i)	789	695	729
(i) Income from subleasing transactions is not material for the Company.

CRH FORM 10-K

The weighted average remaining lease term and discount rates as of December 31 were:

	2025	2024
Weighted average remaining lease term (years)
Operating leases	10	10
Finance leases	10	11
Weighted average discount rate (%)
Operating leases	4.32%	3.86%
Finance leases	4.94%	5.10%

The supplemental cash flow information for the years ended December 31 was:

in $ millions	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	(310)	(287)	(276)
Financing cash flows from finance leases	(131)	(57)	(26)
Non-cash investing and financing activities
Leased assets obtained in exchange for new operating lease liabilities	365	195	232
Leased assets obtained in exchange for new finance lease liabilities	153	99	51

12. Asset retirement obligations
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
ARO costs related to accretion of the Company’s liabilities and the depreciation of the related assets for the years ended December 31 were:

in $ millions	2025	2024	2023
Accretion	11	9	12
Depreciation	33	12	27
Total costs	44	21	39
AROs are reported within Other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the carrying amount of the Company’s AROs were $436 million and $385 million, of which, $79 million and $66 million are current, respectively.

13. Fair value measurement
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
The carrying values and fair values of the Company’s Long-term debt were $17,533 million and $17,502 million, respectively, as of December 31, 2025, and $13,851 million and $13,604 million, respectively, as of December 31, 2024. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The Redeemable noncontrolling interests included in the Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of Redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 5.97% and 7.01%.
See Note 22 for the changes in the fair value of Redeemable noncontrolling interests.
The carrying values of the Company’s Cash and cash equivalents, Restricted cash, Accounts receivable, net, Current portion of long-term debt, Accounts payable, Accrued expenses, and Other current liabilities approximate their fair values because of the short-term nature of these instruments.

CRH FORM 10-K

14. Income taxes
The summary of the Income before income tax expense for the years ended December 31 was:

in $ millions	2025	2024	2023
Income
U.S.	2,761	3,069	2,729
Non-U.S.	2,044	1,645	1,285
Total income	4,805	4,714	4,014

The summary of the Income tax expense for the years ended December 31 was:

in $ millions	2025	2024	2023
Current tax:
U.S. - Federal	383	466	632
U.S. - State	71	84	67
Non-U.S.	420	355	290
Total current tax expense	874	905	989

Deferred tax:
U.S. - Federal	230	187	(28)
U.S. - State	25	(5)	(12)
Non-U.S.	(88)	(2)	(24)
Total deferred tax expense (benefit)	167	180	(64)
Total income tax expense	1,041	1,085	925
Due to the percentage of global operations subject to tax in the United States, the Company uses the U.S. Federal statutory tax rate in the reconciliation of the effective income tax rate. The reconciliation of the applicable U.S. Federal income tax rate to the effective income tax rate was:

	2025		2024		2023
	$m	%	$m	%	$m	%
U.S. Federal Statutory Tax rate	1,009	21.0%	990	21.0%	843	21%
State and Local Income Taxes, Net of Federal Income Tax Effect (i)	71	1.5%	47	1.0%	38	1.0%
Effects of changes in tax laws or rates enacted in current period	3	0.1%	–	–%	–	–%
Effect of Cross-Border Tax Laws	–	–%	–	–%	–	–%
Foreign Tax Effects:
Ireland
Foreign tax rate differential	(62)	(1.3)%	(30)	(0.6)%	(26)	(0.7)%
Nondeductible items	50	1.0%	67	1.4%	48	1.2%
Other	13	0.3%	(9)	(0.2)%	(10)	(0.3)%
Malta
Tax credits	(234)	(4.9)%	(281)	(6.0)%	(259)	(6.5)%
Changes in valuation allowances	149	3.1%	174	3.7%	166	4.1%
Other	41	0.9%	52	1.1%	39	1.0%
Philippines
Nondeductible impairment of goodwill	–	–%	–	–%	74	1.8%
Other	12	0.3%	5	0.1%	(8)	(0.2)%
Poland	2	–%	21	0.5%	3	0.1%
Other foreign jurisdictions	(27)	(0.6)%	(12)	(0.3)%	(11)	(0.3)%
Tax Credits	(12)	(0.3)%	(15)	(0.3)%	(19)	(0.5)%
Changes in Valuation Allowances	–	–%	–	–%	–	–%
Non-taxable or Nondeductible items	(13)	(0.3)%	16	0.3%	(40)	(1.0)%
Changes in Unrecognized Tax Benefits	39	0.8%	60	1.3%	87	2.2%
Effective income tax rate	1,041	22%	1,085	23%	925	23%
(i)     State taxes in Florida, Michigan, Texas, New Jersey, California, Connecticut, Utah and Oregon made up the majority (greater than 50%) of the tax effect in this category.

CRH FORM 10-K

The significant components of the deferred tax assets and liabilities as of December 31 were:

in $ millions	2025	2024
Deferred tax assets:
Company retirement benefit plans	–	2
Revaluation of derivative financial instruments to fair value	5	4
Tax losses, credits and interest deduction carryforwards	1,507	1,149
Share-based compensation	40	39
Accrued expenses	345	454
Lease liabilities	423	286
Other	8	–
Total deferred tax assets	2,328	1,934
Less: valuation allowances	(1,336)	(1,059)
Total deferred tax assets after valuation allowances	992	875

Deferred tax liabilities:
Company retirement benefit plans	22	–
Investment in subsidiaries	162	146
Depreciation, depletion and amortization	3,772	3,419
Leased right-of-use assets	401	278
Rolled-over capital gains	26	21
Other	–	15
Total deferred tax liabilities	4,383	3,879
Total net deferred tax liabilities	3,391	3,004
The net deferred tax assets and liabilities that are included in the Consolidated Balance Sheets as of December 31 were:

in $ millions	2025	2024
Deferred income taxes, noncurrent assets	(120)	(101)
Deferred income taxes, noncurrent liabilities	3,511	3,105
Total net deferred tax liabilities	3,391	3,004
As of December 31, 2025, the Company had gross loss carryforwards of $1,485 million related to foreign operations and $57 million of federal gross loss carryforwards and $42 million of state net operating loss carryforwards. $893 million of certain foreign, federal and state loss carryforwards have various expiration dates ranging from 2026 to 2050; $690 million do not expire based on current tax legislation. The Company had gross interest deduction carryforwards of $3,188 million related to foreign operations and $188 million of federal gross interest deduction carryforwards. $88 million of certain interest carryforwards have various expiration dates ranging from 2026 to 2045, $3,287 million do not expire based on current tax legislation.
The summary of the change in valuation allowance as of December 31 was:

in $ millions	2025	2024	2023
Balance as of January 1	1,059	914	737
Acquisitions	(6)	12	–
Provision for income taxes	162	188	151
Foreign currency and other	121	(55)	26
Balance as of December 31	1,336	1,059	914
The Company maintains a valuation allowance on net operating losses and other deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2025, and December 31, 2024, the Company has a valuation allowance on net deferred tax assets of $1,336 million and $1,059 million, respectively. For the year ended December 31, 2025, the valuation allowance increased due to an increase in interest deduction carryforwards.
A deferred tax liability has been recognized in respect of any undistributed earnings in which the Company is not permanently reinvested. The Company has $17.8 billion of undistributed earnings that are considered permanently reinvested as of December 31, 2025, for which no deferred tax liabilities have been recognized. It is not practicable to estimate the amount of tax that would be paid if there was a distribution of these earnings. Participation exemptions and tax credits are available in the majority of jurisdictions in which the Company operates.

CRH FORM 10-K

The reconciliation of the changes in the unrecognized tax benefits as of December 31 was:

in $ millions	2025	2024	2023
Balance as of January 1	634	665	576
Increases related to prior periods	9	–	9
Decreases related to prior periods	(54)	(50)	(12)
Increases related to current period	179	99	148
Decreases related to settlements with taxing authorities and lapse of statute of limitations	(66)	(65)	(68)
Foreign currency and other	37	(15)	12
Balance as of December 31	739	634	665
The Company files income tax returns in Ireland, the United States, the United Kingdom, Germany, Canada, and other various foreign jurisdictions and is subject to ongoing examination by tax authorities throughout the world. In general, the Company is no longer subject to significant income tax examinations by tax authorities in the jurisdictions noted for years before 2017. The Company believes that its income tax reserves are adequately maintained taking into consideration both the technical merits of its tax return positions and ongoing developments in its income tax audits. However, the final determination of the Company's tax return positions, if audited, is uncertain and therefore there is a possibility that the outcomes of such events could cause the Company’s estimate to change in the future. No single position is expected to generate a significant increase or decrease to the liability for unrecognized tax benefits within 12 months of the reporting date. As of December 31, 2025, and December 31, 2024, the unrecognized tax benefits that, if recognized, would impact the effective tax rate were $727 million and $589 million, respectively.
The Company’s policy is to accrue interest and penalties related to potential underpayment of income taxes within the provision for income taxes. As of December 31, 2025, and December 31, 2024, the Company had accrued interest of $101 million and $101 million, respectively. As of December 31, 2025, December 31, 2024, and December 31, 2023, the interest and penalties included in Income tax expense was $8 million, $20 million, and $14 million, respectively.
Income tax paid net of (refunds) received, consisted of the following:

in $ millions	2025	2024	2023
Federal	366	553	539
State	95	100	121
Ireland	104	90	88
Poland	70	42	35
Canada	33	79	4
Other jurisdictions	163	96	172
Total taxes paid	831	960	959

15. Earnings per share (EPS)
The calculation of basic and diluted earnings per share for the years ended December 31 were:

in $ millions, except share and per share data	2025	2024	2023
Numerator
Net income	3,790	3,521	3,072
Net (income) attributable to redeemable noncontrolling interests	(28)	(28)	(28)
Net (income) loss attributable to noncontrolling interests	(9)	(1)	134
Adjustment of redeemable noncontrolling interests to redemption value	(23)	(34)	(24)
Net income attributable to CRH for EPS - basic and diluted	3,730	3,458	3,154

Denominator
Weighted average common shares outstanding – basic (i)	673.2	683.3	723.9
Effect of dilutive employee share awards (ii)	3.8	6.2	5.3
Weighted average common shares outstanding – diluted	677.0	689.5	729.2

Earnings per share attributable to CRH
Basic	$5.54	$5.06	$4.36
Diluted	$5.51	$5.02	$4.33
(i)     The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury stock given that these shares do not rank for dividend.
(ii)     Common Shares that would only be issued contingent on certain conditions totaling 2,627,138, 2,140,879 and 4,677,404 as of December 31, 2025, 2024 and 2023, respectively, are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the periods presented.

CRH FORM 10-K

16. Share-based compensation
Share-based compensation relates primarily to awards granted under the 2025 Equity Incentive Plan (EIP), the 2014 Performance Share Plan (PSP) and the Company’s Savings-related Share Option Scheme. The expense, net of estimated forfeitures, is reflected in Operating income in the Consolidated Statements of Income.
The share-based compensation for these plans for the years ended December 31 was:

in $ millions	2025	2024	2023
Equity Incentive Plan expense	38	–	–
Performance Share Plan expense	104	123	120
Share Option expense	1	2	3
Total share-based compensation	143	125	123
Equity Incentive Plan
In May 2025, shareholders approved the adoption of the new EIP, which replaced the PSP. The EIP is intended to align employee and executive interests with long-term shareholder value creation. Under the EIP, the Company granted both PSUs and RSUs to eligible employees. No further awards will be granted under the PSP; however, outstanding awards under that plan will continue to vest under their original terms.
Performance Share Units
PSUs provide an employee with the right to receive shares of the Company’s stock, subject to fulfillment of certain market, performance and service conditions over a vesting period. The number of shares authorized under the EIP during the year ended December 31, 2025 did not exceed 10% of the issued share capital at that time. The performance conditions are as follows for the 2025 PSUs: 25% is subject to a Total Shareholder Return (TSR) performance measured against a tailored peer group; 25% is subject to a RONA target; with the remaining 50% subject to a cumulative cash flow target. Performance for the awards is assessed over a three-year period. Vesting outcomes for PSUs range from 0% to 200% of the target award based on performance.
The details of the awards granted under the EIP for the year ended December 31, 2025 were:

	Number of shares	Weighted average grant date fair value
	Shares in whole numbers	Amounts in $
Outstanding at beginning of year	–	–
Granted	938,259	103.13
Forfeited	(8,554)	108.03
Outstanding at end of year	929,705	103.30
The fair value of (i) the portion of awards subject to a cash flow performance target; and (ii) the portion of awards subject to a RONA target; was calculated as the Company’s closing share price at the date the award was granted.
The fair value assigned to the portion of awards subject to a TSR performance metric was calculated using the Monte Carlo simulation model, at the grant date, taking account of peer group TSR, volatilities and correlations together with the following assumptions:

2025
Risk-free interest rate (%)	3.93
Expected volatility (%)	29.99
The expected volatility was determined using a historical sample of the Company’s daily share prices over a period equal to the expected term.
The risk-free interest rate is based on the U.S. Treasury bond yield at the grant date with a maturity period equal to the expected term.
During the year ended December 31, 2025, no shares vested. As of December 31, 2025, unrecognized compensation expense related to the awards was $74 million, which will be recognized over the remaining weighted average vesting period of 2.25 years.
Restricted Share Units
RSUs are time-based awards that entitle participants to receive shares of the Company’s stock, subject to continued employment. The number of shares authorized under the EIP during the year ended December 31, 2025 did not exceed 10% of the issued share capital at that time.
The details of the awards granted under the EIP for the year ended December 31, 2025 were:

	Number of shares	Weighted average grant date fair value
	Shares in whole numbers	Amounts in $
Outstanding at beginning of year	–	–
Granted	726,107	98.20
Forfeited	(935)	113.98
Outstanding at end of year	725,172	98.42
The fair value was calculated as the Company’s closing share price at the date the award was granted.
During the year ended December 31, 2025, no shares vested. As of December 31, 2025, unrecognized compensation expense related to the awards was $54 million, which will be recognized over the remaining weighted average vesting period of 2.3 years.

CRH FORM 10-K

2014 Performance Share Plan
The PSP authorizes the granting of conditional awards or nil-cost options (right to acquire shares during an exercise period without cost to the participant). The number of shares authorized under the PSP during the years ended December 31, 2025, 2024 and 2023 did not exceed 10% of the issued share capital at that time.
Under the PSP, the Company has granted PSUs to its employees. PSUs provide an employee with the right to receive shares of the Company’s stock, subject to fulfillment of certain market, performance and service conditions over a vesting period. The performance conditions are as follows for the 2024 and 2023 PSUs: 20% of each award made is subject to a TSR performance measured against a tailored peer group; 20% is subject to a RONA metric; 15% is subject to ESG metrics; with the remaining 45% subject to a cumulative cash flow metric. Performance for the awards is assessed over a three-year period.
The details of the awards granted under the PSP for the year ended December 31, 2025 were:

	Number of shares	Weighted average grant date fair value
	Shares in whole numbers	Amounts in $	Amounts in €
Outstanding at beginning of year	8,298,580	50.11	46.89
Forfeited	(39,456)	60.34	56.33
Vested	(3,102,394)	35.97	34.08
Outstanding at end of year	5,156,730	58.54	54.52
During fiscal years 2024 and 2023, the weighted average grant date fair values were $79.52 (€73.85) and $48.55 (€45.57), respectively.
The fair value of (i) the portion of awards subject to a cash flow performance metric; (ii) the portion of awards subject to a RONA metric; (iii) the portion of awards subject to ESG metrics; and (iv) the portion of awards with no performance conditions (which are subject to a two-year service period) was calculated as the Company’s closing share price at the date the award was granted.
The fair value assigned to the portion of awards subject to a TSR performance metric was calculated using the Monte Carlo simulation model, at the grant date, taking account of peer group TSR, volatilities and correlations together with the following assumptions:

	2024	2023
Risk-free interest rate (%)	4.44	3.16
Expected volatility (%)	30.3	28.9
The expected volatility was determined using a historical sample of the Company’s daily share prices over a period equal to the expected term.
The risk-free interest rate is based on the U.S. Treasury bond yield at the grant date with a maturity period equal to the expected term.
During the years ended December 31, 2025, 2024 and 2023, 3,102,394 shares vested having a fair value of $316 million; 3,080,029 shares vested having a fair value of $256 million, and 2,985,299 shares vested having a fair value of $147 million, respectively. As of December 31, 2025, unrecognized compensation expense related to the awards was $78 million, which will be recognized over the remaining weighted average vesting period of 0.74 years.
2021 Savings-related Share Option Scheme
The Company operates a Savings-related Share Option Scheme approved by shareholders in 2021. No options were granted during the years ended December 31, 2025, 2024 and 2023 and the impact of the scheme on the Company’s Consolidated Financial Statements is not material.
17. Shareholders' equity
The Company’s capital stock consists of common stock, 5% preferred stock and 7% ‘A’ preferred stock. Holders of the Company’s common stock are entitled to one vote per share.
The holders of the 5% preferred stock are entitled to a fixed preferred dividend at an annual rate of 5% and priority in a winding-up to repayment of capital but have no further right to participate in profits or assets and are not entitled to be present or vote at general meetings unless their dividend is in arrears. Dividends on the 5% preferred stock are payable semi-annually on April 15 and October 15 in each year. The 5% preferred stock represents 0.03% and 0.03% of the total issued share capital as of December 31, 2025, and 2024, respectively.
The holders of the 7% ‘A’ preferred stock are entitled to a fixed preferred dividend at an annual rate of 7% and subject to the rights of the holders of the 5% preferred stock, priority in a winding-up to repayment of capital, but have no further right to participate in profits or assets and are not entitled to be present or vote at general meetings unless their dividend is in arrears or unless the business of the meeting includes certain matters. Dividends on the 7% ‘A’ preferred stock are payable semi-annually on April 5 and October 5 in each year. The 7% ‘A’ preferred stock represent 0.49% and 0.48% of the total issued share capital as of December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025, 2024, and 2023, dividends declared on 5% preferred stock and 7% ‘A’ preferred stock were all less than $1 million, respectively.
During 2025 and 2024, a total of 11,701,135 and 15,872,321 shares of Common stock (equivalent to 1.66% and 2.21% of the Company’s issued share capital) were repurchased at an average price of $100.91 and $82.01 per share under the share buyback program, respectively. During 2025 and 2024, all repurchased shares of Common stock were retired on repurchase.
As of December 31, 2025 and 2024, 38,315,792 and 41,355,384 shares were held as Treasury stock, equivalent to 5.42% and 5.75% of the Common stock issued, respectively.

CRH FORM 10-K

18. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, for the years ended December 31 were:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance as of December 31, 2022	(746)	(19)	(22)	(787)
Other comprehensive income (loss) before reclassifications	310	(37)	(104)	169
Amounts reclassified from Accumulated other comprehensive loss (i)	–	9	(4)	5
Net current-period other comprehensive income (loss)	310	(28)	(108)	174
Other comprehensive (income) attributable to noncontrolling interests	(3)	–	–	(3)
Balance as of December 31, 2023	(439)	(47)	(130)	(616)

Other comprehensive (loss) income before reclassifications	(431)	(27)	39	(419)
Amounts reclassified from Accumulated other comprehensive loss (i)	(39)	11	5	(23)
Net current-period other comprehensive (loss) income	(470)	(16)	44	(442)
Other comprehensive loss attributable to noncontrolling interests	53	–	–	53
Balance as of December 31, 2024	(856)	(63)	(86)	(1,005)

Other comprehensive income before reclassifications	758	16	83	857
Amounts reclassified from Accumulated other comprehensive loss (i)	(45)	(1)	(19)	(65)
Net current-period other comprehensive income	713	15	64	792
Other comprehensive (income) attributable to noncontrolling interests	(44)	–	–	(44)
Balance as of December 31, 2025	(187)	(48)	(22)	(257)
(i)    For the years ended December 31, 2025, 2024, and 2023, $(45) million, $(39) million, and $nil million respectively were transferred from currency translation related to (losses) gains on divestitures that were reclassified from Accumulated other comprehensive loss to Other nonoperating income (expense), net.

The amounts reclassified from Accumulated other comprehensive loss to income for the years ended December 31 were:

in $ millions	2025	2024	2023
Cash flow hedges
Cost of product revenues	(1)	14	12
Income tax benefit	–	(3)	(3)
Total	(1)	11	9
Pension and other postretirement plans
Other nonoperating (income) expense, net	(7)	9	(7)
Income tax (benefit) expense	(12)	(4)	3
Total	(19)	5	(4)
Reclassifications from Accumulated other comprehensive loss to income	(20)	16	5

CRH FORM 10-K

19. Segment information
The Company has the following three operating and reportable segments:
Americas Materials Solutions;
Americas Building Solutions; and
International Solutions
The Americas Materials Solutions segment provides building materials, products and services for the construction and maintenance of public infrastructure and commercial and residential buildings in North America. The primary materials produced by this segment include aggregates, cementitious materials, readymixed concrete and asphalt. This segment also provides paving and construction services for customers.
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
The International Solutions segment provides building materials, products and services across Europe and Australia, for the use in the construction of critical infrastructure, commercial and residential buildings and outdoor living spaces.
The segment structure reflects the nature of the financial information reported to and assessed by the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, who are together determined to fulfill the role of Chief Operating Decision Maker (CODM).
The principal factors employed in the identification of the three segments reflected in this note include:
(i)     the Company’s organizational structure in 2025 (during 2025 the Divisional President fulfilled the role of “segment manager”);
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
Adjusted EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, Loss on impairments, gain/loss on divestitures and investments, Income/loss from equity method investments, substantial acquisition-related costs, and pension expense/income excluding current service cost component.
The key performance measures and segment expenses for the Company’s reportable segments for the years ended December 31 were:

in $ millions	2025
	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	17,029	7,122	13,296	37,447
Less:
Labor	3,665	1,513	2,669	7,847
Energy costs	796	123	1,061	1,980
Other segment items (i)	8,566	4,012	7,361	19,939
Adjusted EBITDA	4,002	1,474	2,205	7,681

in $ millions	2024
	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	16,173	7,059	12,340	35,572
Less:
Labor	3,493	1,447	2,389	7,329
Energy costs	743	121	983	1,847
Other segment items (i)	8,192	4,102	7,172	19,466
Adjusted EBITDA	3,745	1,389	1,796	6,930

CRH FORM 10-K

in $ millions	2023
	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	15,435	7,017	12,497	34,949
Less:
Labor	3,274	1,306	2,264	6,844
Energy costs	805	122	1,314	2,241
Other segment items (i)	8,297	4,147	7,244	19,688
Adjusted EBITDA	3,059	1,442	1,675	6,176
(i)    The nature of other segment items is similar for each segment and primarily includes raw materials, haulage costs, subcontractor costs and other Selling, general and administrative expenses. The composition of other segment items is such that at a segment level none of these items is individually significant in determining segment performance.

in $ millions	2025	2024	2023
Adjusted EBITDA	7,681	6,930	6,176
Depreciation, depletion and amortization	(2,156)	(1,798)	(1,633)
Loss on impairments (i)	(40)	(161)	(357)
Interest income	146	143	206
Interest expense	(810)	(612)	(376)
Gain on divestitures and investments (ii)	1	250	–
Pension income excluding current service cost component (ii)	21	7	3
Other interest, net (ii)	7	1	(5)
Substantial acquisition-related costs	(45)	(46)	–
Income before income tax expense and income from equity method investments	4,805	4,714	4,014
(i)    The total Loss on impairments is comprised of $40 million, $161 million and $295 million within International Solutions for the years ended December 31, 2025, 2024, and 2023, respectively and $62 million within Americas Materials Solutions for the year ended December 31, 2023.
(ii)    Gain on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income (expense), net in the Consolidated Statements of Income.

Depreciation, depletion and amortization for each of the segments for the years ended December 31 were:

in $ millions	2025	2024	2023
Depreciation, depletion and amortization
Americas Materials Solutions	983	846	781
Americas Building Solutions	387	337	299
International Solutions	786	615	553
Total depreciation, depletion and amortization	2,156	1,798	1,633

The gain on divestitures and investments for each of the segments for the years ended December 31 were:

in $ millions	2025	2024	2023
Gain on divestitures and investments
Americas Materials Solutions	19	–	–
Americas Building Solutions	–	1	–
International Solutions	(18)	249	–
Total gain on divestitures and investments	1	250	–

CRH FORM 10-K

The segment assets as of December 31 were:

in $ millions	2025	2024	2023
Assets
Americas Materials Solutions	25,396	21,474	17,534
Americas Building Solutions	9,712	9,049	7,961
International Solutions	18,121	15,011	13,373
Total assets for reportable segments	53,229	45,534	38,868
Cash and cash equivalents	4,096	3,720	6,341
Restricted cash	51	39	–
Other current assets, excluding segment assets	290	446	193
Equity method investments	502	737	620
Assets held for sale	–	–	1,268
Other noncurrent assets, excluding segment assets	161	137	179
Total assets as reported in the Consolidated Balance Sheets	58,329	50,613	47,469

The segment liabilities as of December 31 were:

in $ millions	2025	2024	2023
Liabilities
Americas Materials Solutions	3,407	3,154	3,349
Americas Building Solutions	1,899	1,769	1,770
International Solutions	5,339	4,848	5,050
Total liabilities for reportable segments	10,645	9,771	10,169
Other current liabilities, excluding segment liabilities	166	163	156
Total debt	17,653	13,968	11,642
Deferred income tax liabilities	3,511	3,105	2,738
Liabilities held for sale	–	–	375
Other noncurrent liabilities, excluding segment liabilities	876	756	768
Total liabilities as reported in the Consolidated Balance Sheets	32,851	27,763	25,848

CRH FORM 10-K

Additions to property, plant and equipment and intangible assets for each of the segments for the years ended December 31 were:

in $ millions	2025	2024	2023
Property, plant and equipment and intangible asset additions (i)
Americas Materials Solutions	1,148	1,151	854
Americas Building Solutions	507	480	360
International Solutions	1,223	1,074	664
Total property, plant and equipment and intangible asset additions	2,878	2,705	1,878
(i)     Property, plant and equipment and intangible asset additions exclude asset retirement cost additions.

Long-lived assets by geographic area as of December 31 were:

in $ millions	2025	2024	2023
Long-lived assets by geographical area (i)
United Kingdom	2,028	1,819	1,786
United States	15,177	13,504	10,821
Other	9,203	7,403	6,526
Total long-lived assets by geographical area	26,408	22,726	19,133
(i)     Long-lived assets are comprised of property, plant and equipment and operating lease right-of-use assets.
Information about major customers
There are no material dependencies or concentrations of individual customers that require disclosure. The individual entities within the Company have a large number of customers spread across various activities, end-users and geographies.

20. Pension and other postretirement benefits
The Company operates either defined benefit or defined contribution pension plans in all of its principal operating areas. The disclosures included below relate to all pension plans in the Company. The Company operates defined benefit pension plans in Australia, Belgium, Canada, France, Germany, Italy, the Netherlands, the Philippines, the Republic of Ireland, Romania, Serbia, Slovakia, Switzerland, the United Kingdom, the United States and Ukraine. The Company has a mixture of funded and unfunded defined benefit pension plans. The net surplus of the funded plans was $474 million and $290 million as of December 31, 2025 and 2024, respectively. Underfunded and unfunded obligations (including jubilee, postretirement healthcare obligations and long‑term service commitments) are comprised of a number of plans in Canada, France, Germany, Italy, the Netherlands, the Philippines, Romania, Serbia, Slovakia, Switzerland, Ukraine and the United States totaling a net liability of $261 million and $235 million as of December 31, 2025 and 2024, respectively.
Funded defined benefit plans in Australia, the Netherlands, the Republic of Ireland, Switzerland and the United Kingdom are administered by separate funds that are legally distinct from the Company under the jurisdiction of Trustees/Pension Boards. The Trustees/Pension Boards are required by law to act in the best interests of the scheme participants and are responsible for the definition of investment strategy and for scheme administration. Other plans are also administered in line with the local regulatory environment. The level of benefits available to most members depends on length of service and either their average salary over their period of employment or their salary in the final years leading up to retirement. For Switzerland, the level of benefits depends on salary, level of savings contributions, the interest rate on old age accounts (which cannot be negative) and the annuity conversion factor on retirement. The Company’s pension plans in Switzerland are contribution-based plans with guarantees. This means the Company pays an age-dependent fixed contribution percentage but should the invested assets be insufficient to meet the guaranteed benefit obligations, additional contributions might be required.

CRH FORM 10-K

The change in benefit obligation, change in plan assets, funded status of pension and other postretirement benefit (OPEB) plans, and amounts recognized in the Consolidated Balance Sheets were:

	Pension Plans				OPEB Plans (i)
in $ millions	2025		2024		2025	2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation at beginning of year	464	2,283	496	2,414	95	105
Service cost	1	39	2	39	2	3
Interest cost	25	81	24	81	5	5
Amendments	1	–	–	–	–	–
Actuarial losses and (gains)	17	(173)	(24)	(28)	10	(10)
Benefits paid	(36)	(98)	(34)	(104)	(5)	(5)
Plan participant contributions	–	13	–	10	–	–
Curtailments	–	(2)	–	(4)	–	–
Settlements	–	(11)	–	(7)	–	–
Net transfer (out) in (including the effect of any business combinations/divestitures)	–	(29)	–	27	–	(1)
Foreign currency rate changes	–	268	–	(145)	1	(2)
Benefit obligation at end of year	472	2,371	464	2,283	108	95

Change in plan assets:
Fair value of plan assets at beginning of year	434	2,463	449	2,524	–	–
Actual gain on plan assets	30	61	17	77	–	–
Employer contributions	2	34	2	36	5	5
Plan participant contributions	–	13	–	10	–	–
Benefits paid	(36)	(98)	(34)	(104)	(5)	(5)
Settlements	–	(11)	–	(7)	–	–
Net transfer (out) in (including effect of any business combinations/divestitures)	–	(29)	–	82	–	–
Foreign currency rate changes	–	301	–	(155)	–	–
Fair value of plan assets at end of year	430	2,734	434	2,463	–	–

Reconciliation of funded status:
Fair value of plan assets	430	2,734	434	2,463	–	–
Benefit obligation	472	2,371	464	2,283	108	95
Funded status	(42)	363	(30)	180	(108)	(95)
Accumulated Benefit Obligation	471	2,316	464	2,231

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	–	474	–	290	–	–
Current liabilities	(2)	(5)	(2)	(4)	(6)	(6)
Noncurrent liabilities	(40)	(106)	(28)	(106)	(102)	(89)
Funded status at end of year	(42)	363	(30)	180	(108)	(95)

Net actuarial (loss) gain	(55)	(64)	(45)	(190)	29	42
Prior service (cost) credit	(2)	70	(1)	74	2	2
Total accumulated other comprehensive (loss) income	(57)	6	(46)	(116)	31	44
(i)    Includes a benefit obligation of $9 million and $8 million related to non-U.S. OPEB plans as of December 31, 2025 and 2024, respectively.

CRH FORM 10-K

The pension and other postretirement plans for which their accumulated benefit obligation, projected benefit obligation or accumulated postretirement benefit obligation exceeds the fair value of their respective plan assets as of December 31 were:

in $ millions	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	472	464	138	565
Fair value of plan assets	430	434	31	458
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	471	464	130	147
Fair value of plan assets	430	434	38	61
Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets:
Accumulated postretirement benefit obligation	–	–	6	6
Fair value of plan assets	–	–	–	–

Impact on Consolidated Statements of Income
The total retirement benefit expense recognized in the Consolidated Statements of Income for the years ended December 31 were:

in $ millions	2025	2024	2023
Total defined contribution expense	371	345	320
Total defined benefit expense	21	34	31
Total expense within the Consolidated Statements of Income	392	379	351

Components of Net Periodic Benefit Cost
The components of net periodic benefit cost recognized in the Consolidated Statements of Income for the years ended December 31 were:

	Pension Plans						OPEB Plans (ii)
in $ millions	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	1	2	1	39	39	31	2	3	2
Interest cost	25	24	24	81	81	86	5	5	5
Expected return on assets	(23)	(21)	(20)	(99)	(87)	(91)	–	–	–
Amortization of:
Prior service credit	–	–	–	(12)	(12)	(11)	–	–	–
Actuarial loss (gain)	–	2	3	8	6	4	(3)	(2)	(3)
Curtailment gain	–	–	–	(3)	(3)	–	–	–	(1)
Settlement (gain) loss (i)	–	–	–	–	(3)	1	–	–	–
Net periodic benefit cost (iii)	3	7	8	14	21	20	4	6	3
(i)    Settlement gain of $3 million, for the year ended December 31, 2024, relates to pension plans divested as part of the divestiture of the European Lime operations and is included in gain on divestitures, within Other nonoperating income (expense), net.
(ii)    Includes the net periodic benefit cost of $nil million, related to non-U.S. OPEB plans for each of the years ended December 31, 2025, 2024, and 2023, respectively.
(iii)    Service cost is included within Cost of revenues and Selling, general and administrative expenses while all other cost components are recorded within Other nonoperating income (expense), net.

CRH FORM 10-K

The changes in plan assets and benefit obligations that were recognized in Other comprehensive loss (income) for the years ended December 31 were:

	Pension Plans						OPEB Plans (i)
in $ millions	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net actuarial loss (gain)	10	(20)	(8)	(135)	(17)	126	10	(10)	3
Prior service cost (credit)	1	–	–	–	–	(1)	–	–	–
Amortization or curtailment recognition of prior service credit	–	–	–	13	12	11	–	–	–
Amortization or settlement recognition of net (loss) gain	–	(2)	(3)	(8)	(5)	(4)	3	2	3
Foreign currency exchange effects	–	–	–	7	(4)	(2)	–	–	–
Amount recognized in other comprehensive loss (income) (i)	11	(22)	(11)	(123)	(14)	130	13	(8)	6
Amount recognized in net periodic pension benefit cost and other comprehensive loss (income)	14	(15)	(3)	(109)	3	150	17	(2)	9
(i)    Includes an amount recognized in Other comprehensive loss (income) of $nil million, $nil million and $1 million related to non-U.S. OPEB plans for the years ended December 31, 2025, 2024, and 2023, respectively.

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Plans						OPEB Plans
	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.55%	4.95%	5.20%	3.41%	3.49%	4.13%	5.34%	4.86%	5.08%
Rate of compensation increase	N/A	N/A	N/A	2.88%	3.22%	3.22%	2.33%	2.75%	2.80%
Expected long‐term rate of return on plan assets	6.00%	5.50%	5.50%	3.90%	3.62%	4.04%	N/A	N/A	N/A
Interest crediting rates	N/A	N/A	N/A	1.60%	1.60%	1.50%	N/A	N/A	N/A

The weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Plans				OPEB Plans
	U.S.		Non-U.S.
	2025	2024	2025	2024	2025	2024
Discount rate	5.20%	5.55%	3.78%	3.41%	5.08%	5.34%
Rate of compensation increase	N/A	N/A	2.77%	2.88%	2.27%	2.33%
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
The assets of the Company’s pension and other postretirement plans are managed externally for the benefit of the plan members. Consideration is given to the long-term nature of the benefit obligations and the investment strategy is set at plan level, typically to maintain a diversified portfolio of assets with the objective of meeting future obligations and long-term cash requirements as they fall due. Assets are primarily invested in diversified funds that hold equity and debt securities to maintain security while maximizing returns within each plan’s investment policy. The investment policy for each plan specifies the type of investment vehicle, asset allocation guidelines as well as investment monitoring and performance requirements. For the main funded plans, the target allocations to equity/debt are as follows:
(i)    Ireland: Equities 10-20% / Debt 55-60%.
(ii)    U.S.: Equities 10-30% / Debt 65-85%.
(iii)    Switzerland: Equities 20-35% / Debt 25-55%.
(iv)    Other asset classes have a range of smaller % targets.

CRH FORM 10-K

The target allocation ranges and fair values by asset class as of December 31 were:

Pension Plans
Target allocation ranges
	U.S. Plans	Non-U.S. Plans
2025 (%)
Cash and cash equivalents	–	0-5
Equity instruments (i)	10-30	15-25
Debt instruments (ii)	65-85	20-35
Real estate	–	5-10
Derivatives	–	0-5
Investment funds	0-15	0-5
Assets held by insurance company	–	0-5
(i)     For U.S. pension plans, equity instruments with a total allocation range of 10-30% are made up of 10-30% in developed markets’ diversified equity instruments and 10-30% in emerging markets’ diversified equity instruments. For non-U.S. pension plans, equity instruments with a total allocation range of 15-25% are made up of 17-24% in developed markets’ diversified equity instruments and 1-2% in emerging markets’ diversified equity instruments.
(ii)    For U.S. pension plans, debt instruments with a total allocation range of 65-85% are made up of 65-85% in non-government debt instruments and 65-85% in government fixed interest instruments. For non-U.S. pension plans, debt instruments with a total allocation range of 20-35% are made up of 32-43% in government inflation-protected bonds, 18-30% in government fixed interest instruments, 12-18% in non-government debt instruments, 6-12% in asset-backed instruments, 6-12% in inflation-protected bonds and 6-12% in structured debt.

The Company’s asset allocations by asset category as of December 31 were:

	Pension Plans
	Fair Values
in $ millions	2025
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	4	–	–	4	56	4	–	60
Equity instruments (i)	–	90	–	90	484	105	–	589
Debt instruments (ii)	–	318	–	318	1,093	488	–	1,581
Real estate	–	–	–	–	86	138	10	234
Derivatives	–	–	–	–	10	41	–	51
Investment funds	16	–	–	16	58	37	–	95
Assets held by insurance company	–	–	–	–	–	3	101	104
Other	–	–	2	2	3	7	10	20
Total	20	408	2	430	1,790	823	121	2,734
(i)    For U.S. pension plans, equity instruments of $90 million are made up of $82 million in developed markets’ diversified equity instruments and $8 million in emerging markets’ diversified equity instruments. For non-U.S. pension plans, equity instruments of $589 million are made up of $559 million in developed markets’ diversified equity instruments and $30 million in emerging markets’ diversified equity instruments.
(ii)    For U.S. pension plans, debt instruments of $318 million are made up of $210 million in non-government debt instruments and $108 million in government fixed interest instruments. For non-U.S. pension plans, debt instruments of $1,581 million are made up of $810 million in government inflation-protected bonds, $451 million in government fixed interest instruments, $275 million in non-government debt instruments, and $45 million in asset-backed instruments.

There were no other postretirement plan assets as of December 31, 2025.

	Pension Plans
	Fair Values
in $ millions	2024
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	3	–	–	3	32	22	–	54
Equity instruments (i)	–	87	–	87	499	59	–	558
Debt instruments (ii)	–	326	–	326	1,226	211	–	1,437
Real estate	–	–	–	–	111	81	8	200
Derivatives	–	–	–	–	8	(23)	–	(15)
Investment funds	16	–	–	16	87	21	–	108
Assets held by insurance company	–	–	–	–	–	2	105	107
Other	–	–	2	2	3	3	8	14
Total	19	413	2	434	1,966	376	121	2,463

CRH FORM 10-K

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

There were no other postretirement plan assets as of December 31, 2024.

The Level 3 reconciliation for pension plans by asset class for the years ended December 31, 2025 and 2024 were:

	U.S. Plans
in $ millions	Beginning balance on 1/1/2025	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Transfer out of Level 3	Change due to exchange rate changes	Ending balance on 12/31/2025
Asset Class
Other	2	–	–	–	–	2
Total	2	–	–	–	–	2

	Non-U.S. Plans
in $ millions	Beginning balance on 1/1/2025	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Transfer out of Level 3	Change due to exchange rate changes	Ending balance on 12/31/2025
Asset Class
Real estate	8	–	–	–	2	10
Assets held by insurance company	105	(4)	(6)	–	6	101
Other	8	1	–	–	1	10
Total	121	(3)	(6)	–	9	121

	U.S. Plans
in $ millions	Beginning balance on 1/1/2024	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Transfer out of Level 3	Change due to exchange rate changes	Ending balance on 12/31/2024
Asset Class
Other	4	–	–	(2)	–	2
Total	4	–	–	(2)	–	2

	Non-U.S. Plans
in $ millions	Beginning balance on 1/1/2024	Actual return on plan assets, relating to assets still held at reporting date	Purchases, sales and settlements	Transfer out of Level 3	Change due to exchange rate changes	Ending balance on 12/31/2024
Asset Class
Real estate	14	–	(6)	–	–	8
Assets held by insurance company	117	6	(9)	–	(9)	105
Other	8	–	–	–	–	8
Total	139	6	(15)	–	(9)	121
The following is a description of the methods and assumptions used to estimate the fair value of the pension and other postretirement plans’ assets:
Cash and cash equivalents: Cash and all highly liquid securities with original maturities of three months or less are classified as Cash and cash equivalents, primarily consisting of cash deposits in interest-bearing accounts, time deposits and money market funds. These assets are classified as Level 1.
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

CRH FORM 10-K

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

The assumed healthcare cost trend rates as of December 31 were:

	2025	2024	2023
Healthcare cost trend rate assumed for next year	10.40%	6.55%	6.85%
Rate to which the cost trend rate gradually declines	3.90%	3.80%	3.70%
Year the rate reaches the ultimate rate	2060	2090	2090

The following table presents the expected future benefit payments to be made over the next 10 years:

	Pension plans		OPEB
in $ millions	U.S.	Non-U.S.
2026	38	137	6
2027	37	132	6
2028	37	132	6
2029	37	131	6
2030	36	132	7
2031-2035	174	665	35
The Company expects that it will contribute $12 million to the U.S. pension plans, $34 million to the non-U.S. pension plans and $6 million to the OPEB plans, including minimum funding payments, in 2026.

CRH FORM 10-K

21. Variable interest entities
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
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Consolidated Balance Sheets before intragroup eliminations with other CRH companies as of December 31 were:

in $ millions	2025	2024
Assets
Current assets:
Cash and cash equivalents	40	21
Accounts receivable, net	42	38
Inventories	81	96
Other current assets	39	58
Total current assets	202	213
Property, plant and equipment, net	793	846
Goodwill	187	190
Intangible assets, net	–	1
Operating lease right-of-use assets, net	4	5
Other noncurrent assets	9	9
Total assets	1,195	1,264
Liabilities
Current liabilities:
Accounts payable	119	106
Accrued expenses	33	44
Current portion of long-term debt	13	33
Operating lease liabilities	1	1
Other current liabilities	21	25
Total current liabilities	187	209
Long-term debt	377	345
Deferred income tax liabilities	89	94
Noncurrent operating lease liabilities	3	4
Other noncurrent liabilities	21	21
Total liabilities	677	673

The operating results of the consolidated VIE, reported within the Consolidated Statements of Income and Consolidated Statements of Cash Flows before intragroup eliminations with other CRH companies for the years ended December 31 were:

in $ millions	2025	2024	2023
Total revenues	310	359	446
Total cost of revenues	(315)	(339)	(416)
Gross (loss) profit	(5)	20	30
Net loss	(64)	(40)	(325)

Net cash provided by operating activities	9	10	24

CRH FORM 10-K

22. Redeemable noncontrolling interests
The Redeemable noncontrolling interests primarily consist of the noncontrolling interests in two of the Company’s North American subsidiaries, which are currently redeemable. The Company has the ability to exercise the call option for the noncontrolling interests on or after December 31, 2035, and December 31, 2040, respectively. In addition to the call options, the noncontrolling interest holder has the right to sell the noncontrolling interests to the Company, which are currently exercisable. These noncontrolling interests have put and call options and both are redeemable based on multiples of EBITDA. The noncontrolling interests are considered redeemable noncontrolling equity interests, classified as temporary or mezzanine equity, as their redemption is not solely within the Company’s control. The noncontrolling interests were recorded at their respective fair values as of the acquisition dates and are adjusted to their expected redemption values, with an offsetting entry to retained earnings, as of the reporting date as if that date was the redemption date, if those amounts exceed their respective carrying values.
During the year ended December 31, 2025, the Company adjusted the carrying amount of the redeemable noncontrolling interests to reflect the estimated redemption values as of the balance sheet date. The adjustment was based on the formulaic redemption values, with an offsetting entry to retained earnings.
The rollforward of Redeemable noncontrolling interests as of December 31 was:

in $ millions
Balance as of December 31, 2022	308
Net income attributable to redeemable noncontrolling interests	28
Adjustment to the redemption value	24
Dividends paid	(27)
Balance as of December 31, 2023	333

Net income attributable to redeemable noncontrolling interests	28
Acquisitions	12
Adjustment to the redemption value	34
Dividends paid	(23)
Balance as of December 31, 2024	384

Net income attributable to redeemable noncontrolling interests	28
Acquisitions	17
Adjustment to the redemption value	23
Dividends paid	(22)
Balance as of December 31, 2025	430

23. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $16.6 billion and $13.1 billion in respect of loans and borrowings, bank advances and derivative obligations as of December 31, 2025, and 2024, respectively, and $0.5 billion and $0.4 billion as of December 31, 2025, and 2024, respectively, in respect of letters of credit due within one year.
Contractual commitments
Contractual commitments as of December 31, 2025, were:

in $ millions	Unconditional purchase obligations
2026	1,673
Thereafter	707
Total contractual commitments	2,380
Legal Proceedings
The Company is not involved in any proceedings that it believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

24. Subsequent events
The Company has evaluated subsequent events occurring through to the date the Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements except as noted below.
On January 27, 2026, the Company entered into an agreement to divest of its Construction Accessories operations, part of the International Solutions segment, for a total consideration of $0.7 billion. The transaction remains subject to customary closing conditions and regulatory approvals.

CRH FORM 10-K

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Management’s Report on Internal Control over Financial Reporting
In accordance with the requirements of Rule 13a-15 of the Exchange Act, the following report is provided by management in respect of the Company’s internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements for external purposes in accordance with United States generally accepted accounting principles and includes those policies and procedures that:
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Company’s published Consolidated Financial Statements for external purposes under generally accepted accounting principles. In connection with the preparation of the Company’s annual Consolidated Financial Statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As permitted by the SEC, the Company has elected following a qualitative and quantitative review to exclude an assessment of the internal controls of Eco Material, the substantial acquisition completed during the year. The acquisition of Eco Material represented 5.1% and 2.9% of net and Total assets, respectively, and 0.6% of Total revenues. Its loss reduced Company profit by 0.7% for the fiscal year ended December 31, 2025.
Management’s assessment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded and hereby reports that as of December 31, 2025, the Company’s internal control over financial reporting is effective. Our auditor, Deloitte & Touche LLP (PCAOB ID No. 34), a registered public accounting firm, who have audited the Consolidated Financial Statements for the year ended December 31, 2025, have audited the effectiveness of the Company’s internal controls over financial reporting. Their report, on which an unqualified opinion is expressed thereon, is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
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
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of CRH public limited company (CRH plc)
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CRH plc and subsidiaries (the Company) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended December 31, 2025 of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Eco Material, which was acquired on September 15, 2025, and whose financial statements constitute 5.1% and 2.9% of net and Total assets, respectively, 0.6% of Total revenues, and its loss reduced Company profit by 0.7% in the Consolidated Financial Statements as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Eco Material.

CRH FORM 10-K

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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 18, 2026

Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer (as defined in Section 16 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) or (c) of Regulation S-K.

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

Item 14. Principal Accounting Fees and Services
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

4.9
Officer’s Certificate of CRH America Finance, Inc. and CRH plc pursuant to Sections 102 and 301 of the Indenture, dated October 9, 2025, setting forth the terms of (i) the 4.400% Guaranteed Notes due 2031, (ii) the 5.000% Guaranteed Notes due 2036 and (iii) the 5.600% Guaranteed Notes due 2056 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed October 9, 2025).

4.10	Global Security for the 6.400% Notes due 2033 (incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed December 28, 2023).
4.11	Form of 5.400% Guaranteed Notes due May 21, 2034 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed May 21, 2024).
4.12	Form of 5.200% Guaranteed Notes due May 21, 2029 (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed May 21, 2024).
4.13	Form of 5.500% Guaranteed Notes due 2035 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed January 10, 2025).
4.14	Form of 5.875% Guaranteed Notes due 2055 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed January 10, 2025).
4.15	Form of 5.125% Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed January 10, 2025).
4.16	Form of 4.400% Guaranteed Notes due 2031 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed October 9, 2025).
4.17	Form of 5.000% Guaranteed Notes due 2036 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed October 9, 2025).
4.18	Form of 5.600% Guaranteed Notes due 2056 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed October 9, 2025).
4.19	Description of securities registered under Section 12 of the Exchange Act.
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

10.25*	CRH plc Equity Incentive Plan, dated May 8, 2025 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 9, 2025).
10.26*	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed May 9, 2025).
10.27*	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed May 9, 2025).
10.28*	Form of Restricted Share Unit Award Agreement (Non-Management Director) (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed May 9, 2025).
10.29*^
Amended & Restated Group Chief Executive Officer Service Agreement by and between CRH Group Management Limited and Denis James Mintern, dated August 6, 2025 (incorporated by reference to Exhibit 10.37 to the quarterly report on Form 10-Q filed August 6, 2025).

10.30*^	Employment Agreement by and between CRH Americas, Inc. and Nancy Buese, dated April 11, 2025 (incorporated by reference to Exhibit 10.32 to the quarterly report on Form 10-Q filed May 5, 2025).
10.31*^
Employment Agreement by and between CRH Nederland B.V. and Mr. P.J. Buckley, dated February 20, 2024 (incorporated by reference to Exhibit 10.29 to the annual report on Form 10-K filed February 26, 2025).

10.32*^	Employment Agreement by and between CRH Americas, Inc. and Nathan Creech, dated January 1, 2021 (incorporated by reference to Exhibit 10.30 to the annual report on Form 10-K filed February 26, 2025).
10.33*^	Employment Agreement by and between CRH Americas, Inc. and Randall Lake, dated January 1, 2021 (incorporated by reference to Exhibit 10.31 to the annual report on Form 10-K filed February 26, 2025).
10.34*^	Employment Agreement by and between CRH Group Services Limited and Alan Connolly, dated September 1, 2025.
10.35	Amended Deed Poll Indemnity, dated September 26, 2023.
10.36	Form of D&O Indemnification Agreement.

CRH FORM 10-K

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the annual report on Form 10-K filed February 26, 2025).
21.1	Principal Subsidiary Undertakings.
22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
23.2	Consent of Independent Registered Public Accounting Firm - Deloitte Ireland LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the annual report on Form 10-K filed February 29, 2024).
101	Inline eXtensible Business Reporting Language (XBRL).
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
*	Management compensation plan or arrangement.
**	Furnished herewith.
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

Item 16. Form 10–K Summary
We have chosen not to include an optional summary of the information required by this Form 10‐K.

CRH FORM 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRH public limited company
By /s/ Nancy Buese
Nancy Buese
Chief Financial Officer
February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jim Mintern and Nancy Buese, and each of them singly, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Richie Boucher R. Boucher	(Chairman of the Board)	February 18, 2026
/s/ Jim Mintern J. Mintern	(Chief Executive Officer and Director)	February 18, 2026
/s/ Nancy Buese N. Buese	(Chief Financial Officer)	February 18, 2026
/s/ Lamar McKay L. McKay	(Non-management Director)	February 18, 2026
/s/ Caroline Dowling C. Dowling	(Non-management Director)	February 18, 2026
/s/ Richard Fearon R. Fearon	(Non-management Director)	February 18, 2026
/s/ Johan Karlström J. Karlström	(Non-management Director)	February 18, 2026
/s/ Shaun Kelly S. Kelly	(Non-management Director)	February 18, 2026
/s/ Badar Khan B. Khan	(Non-management Director)	February 18, 2026
/s/ Gillian L. Platt G.L. Platt	(Non-management Director)	February 18, 2026
/s/ Mary K. Rhinehart M.K. Rhinehart	(Non-management Director)	February 18, 2026
/s/ Siobhán Talbot S. Talbot	(Non-management Director)	February 18, 2026
/s/ Christina Verchere C. Verchere	(Non-management Director)	February 18, 2026

