Form 10-Q
period 2026-03-31
CRH PUBLIC LTD CO
filed 2026-04-30
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

CRH FORM 10-Q

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
☐ Yes      ☒ No
As of April 20, 2026, the number of outstanding Ordinary Shares was 668,200,216 (excluding Treasury stock of 35,634,977 shares).

CRH FORM 10-Q

CRH FORM 10-Q

CERTAIN TERMS
Except as otherwise specified or the context otherwise requires, references to 'CRH', the 'Company', 'we', 'us' or 'our' refer to CRH plc (together with its consolidated subsidiaries), and references to years indicate our fiscal year ended December 31 of the respective year.
References to the '2025 Form 10-K' are to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026. References to this 'Quarterly Report' are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026. All references to the 'Condensed Consolidated Financial Statements' are to Part I, Item 1 of this Quarterly Report. All references to the ‘same period in 2025’ refer to the three months ended March 31, 2025, unless otherwise indicated.
References to 'Ordinary Shares', 'Common Shares' and 'Common stock' refer to our ordinary shares of €0.32 each.
Forward-Looking Statements
Reliance upon the “Safe Harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, CRH is providing the following cautionary statement.
This Quarterly Report contains statements that are, or may be deemed to be, forward-looking statements with respect to the financial condition, results of operations, business, viability, and future performance of CRH and certain of the plans and objectives of CRH. These forward-looking statements may generally, but not always, be identified by the use of words such as “will”, “anticipates”, “should”, “could”, “would”, “targets”, “aims”, “may”, “continues”, “expects”, “is expected to”, “estimates”, “believes”, “intends” or similar expressions. These forward-looking statements include all matters that are not historical facts or matters of fact at the date of this document.
In particular, the following, among other statements, are all forward looking in nature: expectations regarding CRH’s outlook for 2026, including drivers of CRH's performance, demand outlook, trends in CRH’s markets and key end-markets, government funding initiatives and manufacturing trends (including public investment in infrastructure and reindustrialization activity), pricing trends, costs and weather patterns; plans and expectations regarding business strategy and cash returns for shareholders, including expectations regarding dividends and share buybacks; plans and expectations regarding CRH’s financial capacity, including our ability to fund acquisitions and meet working capital needs, capital expenditures, contractual obligations, dividends, share repurchases, upcoming debt maturities and other liquidity requirements; plans and expectations regarding the expansion of our operations and the timing and benefits of our acquisitions and divestitures; and statements regarding the consummation (including timing thereof) of certain divestitures, including the construction accessories operations and the lawn and garden operations.
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
A number of material factors could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements, certain of which are beyond our control, and which include, but are not limited to: economic and financial conditions, including changes in interest rates, inflation, price volatility and/or labor and materials shortages; demand for infrastructure, residential and non-residential construction and our products in geographic markets in which we operate; increased competition and its impact on prices and market position; increases in energy, labor and/or other raw materials costs; adverse changes to laws and regulations, including in relation to climate change; the impact of unfavorable weather; investor and/or consumer sentiment regarding the importance of sustainable practices and products; availability of public sector funding for infrastructure programs; political uncertainty, including as a result of political and social conditions in the jurisdictions CRH operates in, or adverse political developments, including the ongoing geopolitical conflicts in Ukraine and the Middle East; failure to complete or successfully integrate acquisitions or make timely divestitures; cyber-attacks and exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks, including due to product failures. Additional factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those expressed by the forward-looking statements in this report including, but not limited to, the risks and uncertainties described herein and in “Risk Factors” in our 2025 Form 10-K and in our other filings with the SEC.

CRH FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except share and per share data)

	Three months ended
	March 31
	2026	2025
Product revenues	6,234	5,612
Service revenues	1,136	1,144
Total revenues	7,370	6,756
Cost of product revenues	(4,251)	(3,826)
Cost of service revenues	(1,074)	(1,093)
Total cost of revenues	(5,325)	(4,919)
Gross profit	2,045	1,837
Selling, general and administrative expenses	(2,057)	(1,833)
Gain on disposal of long-lived assets	22	14
Loss on impairments	(48)	–
Operating (loss) income	(38)	18
Interest income	21	37
Interest expense	(203)	(181)
Other nonoperating expense, net	(4)	(20)
Loss from operations before income tax benefit and loss from equity method investments	(224)	(146)
Income tax benefit	55	58
Loss from equity method investments	(11)	(10)
Net loss	(180)	(98)
Net loss attributable to noncontrolling interests	4	4
Net loss attributable to CRH	(176)	(94)

Loss per share attributable to CRH
Basic	($0.27)	($0.15)
Diluted	($0.27)	($0.15)

Weighted average common shares outstanding
Basic	668.5	676.7
Diluted	668.5	676.7
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in $ millions)

	Three months ended
	March 31
	2026	2025
Net loss	(180)	(98)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(89)	238
Net change in fair value of effective portion of cash flow hedges, net of tax of $(7) million and $2 million for the three months ended March 31, 2026, and March 31, 2025, respectively	6	(23)
Actuarial losses and prior service credits for pension and other postretirement plans, net of tax of $nil million and $1 million for the three months ended March 31, 2026, and March 31, 2025, respectively	(1)	(7)
Other comprehensive (loss) income	(84)	208
Comprehensive (loss) income	(264)	110
Comprehensive (income) attributable to noncontrolling interests	(8)	(5)
Comprehensive (loss) income attributable to CRH	(272)	105
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Condensed Consolidated Balance Sheets (Unaudited)
(in $ millions, except share data)

	March 31	December 31	March 31
	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	3,240	4,096	3,352
Restricted cash	40	51	–
Accounts receivable, net	5,213	5,178	5,141
Inventories	5,058	5,251	4,960
Assets held for sale	1,811	–	–
Other current assets	877	678	789
Total current assets	16,239	15,254	14,242
Property, plant and equipment, net	24,657	24,937	22,179
Equity method investments	487	502	732
Goodwill	12,592	13,099	11,475
Intangible assets, net	1,956	2,048	1,208
Operating lease right-of-use assets, net	1,274	1,471	1,272
Other noncurrent assets	962	1,018	813
Total assets	58,167	58,329	51,921

Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	2,947	3,263	2,777
Accrued expenses	2,143	2,196	2,270
Current portion of long-term debt	2,478	1,175	1,458
Operating lease liabilities	247	286	247
Liabilities held for sale	428	–	–
Other current liabilities	1,968	1,834	1,960
Total current liabilities	10,211	8,754	8,712
Long-term debt	16,071	16,478	14,213
Deferred income tax liabilities	3,301	3,511	3,141
Noncurrent operating lease liabilities	1,066	1,232	1,075
Other noncurrent liabilities	2,973	2,876	2,423
Total liabilities	33,622	32,851	29,564
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	422	430	379
Shareholders’ equity
Preferred stock, €1.27 par value, 150,000 shares authorized and 50,000 shares issued and outstanding for 5% preferred stock and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of March 31, 2026, December 31, 2025, and March 31, 2025	1	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 704,021,684, 706,946,142 and 715,487,343 issued and outstanding, as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively	285	286	289
Treasury stock, at cost (35,793,257, 38,315,792 and 38,850,691 shares as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively)	(1,905)	(2,016)	(2,038)
Additional paid-in capital	250	397	298
Accumulated other comprehensive loss	(353)	(257)	(806)
Retained earnings	24,793	25,593	23,375
Total shareholders’ equity attributable to CRH shareholders	23,071	24,004	21,119
Noncontrolling interests	1,052	1,044	859
Total equity	24,123	25,048	21,978
Total liabilities, redeemable noncontrolling interests and equity	58,167	58,329	51,921
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Three months ended
	March 31
	2026	2025
Cash Flows from Operating Activities:
Net loss	(180)	(98)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	576	477
Loss on impairments	48	–
Share-based compensation	29	32
(Gain) loss on disposals from businesses and long-lived assets, net	(16)	1
Deferred tax (benefit) expense	(160)	4
Loss from equity method investments	11	10
Pension and other postretirement benefits net periodic benefit cost	4	6
Non-cash operating lease costs	83	59
Other items, net	9	(14)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(478)	(268)
Inventories	(156)	(139)
Accounts payable	(287)	(503)
Operating lease liabilities	(86)	(78)
Other assets	(131)	(210)
Other liabilities	128	72
Pension and other postretirement benefits contributions	(10)	(10)
Net cash used in operating activities	(616)	(659)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, and intangibles	(601)	(645)
Acquisitions, net of cash acquired	(126)	(585)
Proceeds from divestitures	6	36
Proceeds from disposal of long-lived assets	28	35
Distributions received from equity method investments	–	9
Settlements of derivatives	(24)	20
Deferred divestiture consideration received	–	36
Other investing activities, net	(5)	130
Net cash used in investing activities	(722)	(964)

CRH FORM 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Three months ended
	March 31
	2026	2025
Cash Flows from Financing Activities:
Proceeds from debt issuances	1,212	3,017
Payments on debt	(207)	(1,533)
Settlements of derivatives	(15)	15
Payments of finance lease obligations	(37)	(21)
Deferred and contingent acquisition consideration paid	(12)	(11)
Distributions to noncontrolling and redeemable noncontrolling interests	(15)	(17)
Transactions involving noncontrolling interests	(24)	–
Repurchases of common stock	(332)	(310)
Amounts related to employee share plans	2	1
Net cash provided by financing activities	572	1,141

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(48)	75
Decrease in cash and cash equivalents, including restricted cash	(814)	(407)
Cash and cash equivalents and restricted cash at the beginning of period	4,147	3,759
Cash and cash equivalents and restricted cash at the end of period	3,333	3,352

Supplemental cash flow information:
Cash paid for interest (including finance leases)	160	63
Cash paid for income taxes	39	134

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents presented in the Condensed Consolidated Balance Sheets	3,240	3,352
Cash and cash equivalents included in Assets held for sale	53	–
Restricted cash presented in the Condensed Consolidated Balance Sheets	40	–
Total cash and cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows	3,333	3,352
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	0.9	$1	706.9	$286	(38.3)	($2,016)	$397	($257)	$25,593	$24,004	$1,044	$25,048
Net loss	–	–	–	–	–	–	–	–	(176)	(176)	(4)	(180)
Other comprehensive loss	–	–	–	–	–	–	–	(96)	–	(96)	12	(84)
Share-based compensation	–	–	–	–	–	–	29	–	–	29	–	29
Repurchases and retirement of common stock	–	–	(2.9)	(1)	–	–	–	–	(331)	(332)	–	(332)
Shares issued under employee share plans	–	–	–	–	2.5	111	(176)	–	(1)	(66)	–	(66)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(261)	(261)	–	(261)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	(24)	(24)	–	(24)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(7)	(7)	–	(7)
Balance as of March 31, 2026	0.9	$1	704	$285	(35.8)	($1,905)	$250	($353)	$24,793	$23,071	$1,052	$24,123
For the three months ended March 31, 2026, dividends declared on Common stock were $0.39 per common share.

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	0.9	$1	718.6	$290	(41.4)	($2,137)	$422	($1,005)	$24,036	$21,607	$859	$22,466
Net loss	–	–	–	–	–	–	–	–	(94)	(94)	(4)	(98)
Other comprehensive income	–	–	–	–	–	–	–	199	–	199	9	208
Share-based compensation	–	–	–	–	–	–	32	–	–	32	–	32
Repurchases and retirement of common stock	–	–	(3.2)	(1)	–	–	–	–	(309)	(310)	–	(310)
Shares issued under employee share plans	–	–	–	–	2.5	99	(156)	–	–	(57)	–	(57)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(251)	(251)	–	(251)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(5)	(5)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(7)	(7)	–	(7)
Balance as of March 31, 2025	0.9	$1	715.4	$289	(38.9)	($2,038)	$298	($806)	$23,375	$21,119	$859	$21,978
For the three months ended March 31, 2025, dividends declared on Common stock were $0.37 per common share.

The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of significant accounting policies
1.1. Description of business
CRH is the leading provider of building materials critical to modernizing infrastructure. The Company operates in the building materials industry, providing essential materials and products for construction projects across its Americas and International footprint. The Company is a major producer of aggregates, cementitious materials, readymixed concrete, asphalt, precast concrete and outdoor living products and is a provider of paving and construction services, supplying a wide range of customers, including Federal and local authorities, general contractors, and the commercial and residential markets. A summary of significant accounting policies used in the preparation of the accompanying Condensed Consolidated Financial Statements follows.
1.2. Basis of presentation and use of estimates
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited Consolidated Financial Statements and related notes thereto included in the Company’s 2025 Form 10-K. In the opinion of our management, these statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods and as of the dates presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2025 Form 10-K.
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
1.4. New accounting standards
Refer to the audited Consolidated Financial Statements included in the 2025 Form 10-K for impacts of new accounting standards. There were no material impacts from the adoption of new accounting standards to the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2026.

CRH FORM 10-Q

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
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	Three months ended March 31, 2026
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	1,144	–	1,188	2,332
Road Solutions (i)	1,580	–	1,132	2,712
Building & Infrastructure Solutions (ii)	–	591	538	1,129
Outdoor Living Solutions	–	1,077	120	1,197
Total revenues	2,724	1,668	2,978	7,370

	Three months ended March 31, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	876	–	1,062	1,938
Road Solutions (i)	1,367	–	1,135	2,502
Building & Infrastructure Solutions (ii)	–	568	506	1,074
Outdoor Living Solutions	–	1,114	128	1,242
Total revenues	2,243	1,682	2,831	6,756
(i) Revenue from contracts with customers in the Road Solutions principal activities and products category that is recognized over time was:

	Three months ended
	March 31
in $ millions	2026	2025
Americas Materials Solutions	738	638
International Solutions	288	395
Total revenue from contracts with customers	1,026	1,033
(ii) Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time was:

	Three months ended
	March 31
in $ millions	2026	2025
Americas Building Solutions	11	14
International Solutions	99	97
Total revenue from contracts with customers	110	111
Contract assets were $510 million, $525 million and $659 million and contract liabilities were $391 million, $405 million and $481 million, as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The Company recognized revenue of $188 million and $276 million for the three months ended March 31, 2026, and March 31, 2025, respectively, which was previously included in the contract liability balance as of December 31, 2025, and December 31, 2024, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts as of March 31, 2026, December 31, 2025, and March 31, 2025 amounting to $298 million and $212 million, $299 million and $226 million, and $430 million and $229 million, respectively. Unbilled revenue represents the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed, but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On March 31, 2026, the Company had $3,176 million of transaction price allocated to remaining performance obligations. The majority of open contracts as of March 31, 2026 are expected to close and revenue to be recognized within 12 months of the balance sheet date.

CRH FORM 10-Q

3. Assets held for sale
On January 27, 2026, the Company entered into an agreement to divest of its construction accessories operations for consideration of $0.7 billion. The transaction is expected to close in the second quarter of 2026 subject to customary closing conditions and regulatory approvals. An impairment of $48 million has been recognized on the operations' assets in the first quarter of 2026 to reflect the reduction to fair value less costs to sell, inclusive of Cumulative Translation Adjustment (CTA), the primary driver of the impairment. The operations being sold in this transaction comprise part of the Company’s International Solutions segment, and the relevant assets and liabilities have accordingly been reclassified as assets and liabilities held for sale.
On March 16, 2026, the Company entered into an agreement to divest of its lawn and garden operations for consideration of $1.1 billion. The transaction is expected to close in the second quarter of 2026 subject to customary closing conditions and regulatory approvals. No impairment loss was recognized on the reclassification of the lawn and garden operations as held for sale. The operations being sold in this transaction comprise part of the Company’s Americas Building Solutions segment, and the relevant assets and liabilities have accordingly been reclassified as assets and liabilities held for sale.
The Company determined that these operations classified as held for sale did not meet the criteria for classification as discontinued operations.
The major classes of assets and liabilities classified as held for sale as of March 31, 2026 were:

in $ millions	Construction Accessories	Lawn and Garden	Total
Assets
Cash and cash equivalents	53	–	53
Accounts receivable, net	130	233	363
Inventories	116	205	321
Property, plant and equipment, net	140	216	356
Goodwill	168	300	468
Intangible assets	48	12	60
Operating lease right-of-use assets, net	138	18	156
Other assets	34	–	34
Assets held for sale	827	984	1,811

Liabilities
Accounts payable	32	57	89
Accrued expenses	67	11	78
Deferred income tax liabilities	36	–	36
Operating lease liabilities	140	19	159
Other liabilities	42	24	66
Liabilities held for sale	317	111	428

CRH FORM 10-Q

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
During the three months ended March 31, 2026, the Company completed the acquisition of five companies. The total cash consideration for these acquisitions, net of cash acquired, was $126 million. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions as of March 31, 2026, including measurement period adjustments to provisional fair values in respect of acquisitions completed in previous periods, were:

in $ millions	Total (i)
Identifiable assets acquired and liabilities assumed
Assets
Cash and cash equivalents	9
Accounts receivable, net	(8)
Inventories	11
Other current assets	4
Property, plant and equipment, net	88
Intangible assets, net	2
Operating lease right-of-use assets, net	(1)
Total assets	105
Liabilities
Accounts payable	(9)
Accrued expenses	(6)
Operating lease liabilities	(1)
Long-term debt	1
Deferred income tax liabilities	(10)
Other liabilities	37
Total liabilities	12
Total identifiable net assets at fair value	93
Goodwill	43
Total consideration	136

Consideration satisfied by:
Cash payments	135
Deferred consideration (stated at net present cost)	1
Total consideration	136

Acquisitions of businesses, net of cash acquired
Cash consideration	135
Less: cash and cash equivalents acquired	(9)
Total outflow in the Condensed Consolidated Statements of Cash Flows	126
(i)    Acquisitions are aggregated on the basis of individual immateriality. The acquisition balance sheet presented in this note reflects the identifiable net assets acquired in respect of acquisitions completed in the three months ended March 31, 2026, together with measurement period adjustments to provisional fair values in respect of acquisitions completed during previous periods; none of which were material or non-routine substantial.
As a result of the acquisitions completed in the three months ended March 31, 2026, including adjustments to provisional values, the Company recognized $2 million of amortizable intangible assets and $43 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in the three months ended March 31, 2026, $18 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of 19 years.

CRH FORM 10-Q

Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with completed acquisitions. The Company incurred acquisition-related costs of $4 million and $5 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
For the period from acquisition date through March 31, 2026, and March 31, 2025, respectively, acquisitions contributed $6 million and $28 million to Total revenues and a loss of $5 million and $9 million to Net loss attributable to CRH, including the effect of interest expense to finance the acquisitions.
Pro forma results of operations for the current year acquisitions, as if they were combined as of January 1, 2025, have not been presented because they are not material to the Condensed Consolidated Financial Statements.
5. Accounts receivable, net
Accounts receivable, net, were:

	March 31	December 31	March 31
in $ millions	2026	2025	2025
Trade receivables	4,380	4,296	4,214
Construction contract assets	510	525	659
Total accounts receivable	4,890	4,821	4,873
Less: allowance for credit losses	(139)	(137)	(154)
Other current receivables	462	494	422
Total accounts receivable, net	5,213	5,178	5,141
Of the total Accounts receivable, net balances, $17 million, $32 million and $63 million as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively, were due from equity method investments.

The changes in the allowance for credit losses were:

in $ millions	2026	2025
As of January 1	137	140
Charge-offs	(6)	(2)
Provision for credit losses	10	6
Foreign currency translation and other	(2)	10
As of March 31	139	154
6. Inventories
Inventories were:

	March 31	December 31	March 31
in $ millions	2026	2025	2025
Raw materials	2,305	2,295	2,323
Work-in-process	324	360	262
Finished goods	2,429	2,596	2,375
Total inventories	5,058	5,251	4,960

CRH FORM 10-Q

7. Goodwill
The changes in the carrying amount of goodwill were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2025	6,964	3,328	2,807	13,099
Acquisitions	19	–	24	43
Foreign currency translation adjustment	(9)	(2)	(23)	(34)
Impairment charge	–	–	(48)	(48)
Reclassified as held for sale	–	(300)	(168)	(468)
Reallocation	–	(14)	14	–
Carrying value, March 31, 2026	6,974	3,012	2,606	12,592

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061
Acquisitions	1,144	188	488	1,820
Foreign currency translation adjustment	24	70	134	228
Divestitures	(7)	–	(3)	(10)
Carrying value, December 31, 2025	6,964	3,328	2,807	13,099

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061
Acquisitions	184	142	14	340
Foreign currency translation adjustment	2	1	71	74
Carrying value, March 31, 2025	5,989	3,213	2,273	11,475
During the three months ended March 31, 2026, a goodwill impairment loss of $48 million has been recorded within the Company’s International Solutions segment relating to assets held for sale. There were no goodwill impairment charges recorded during the three months ended March 31, 2025.

CRH FORM 10-Q

8. Additional financial information
Other current assets were:

	March 31	December 31	March 31
in $ millions	2026	2025	2025
Prepayments	495	394	391
Income taxes recoverable	293	274	352
Other	89	10	46
Total other current assets	877	678	789

Accrued expenses were:

	March 31	December 31	March 31
in $ millions	2026	2025	2025
Accrued payroll and employee benefits	999	996	1,058
Other accruals	1,144	1,200	1,212
Total accrued expenses	2,143	2,196	2,270

Other current liabilities were:

	March 31	December 31	March 31
in $ millions	2026	2025	2025
Dividends payable	261	–	251
Construction contract liabilities	391	405	481
Insurance liability	163	163	190
Income tax payable	99	106	58
Accrued external interest payable (excluding lease interest)	261	214	247
Finance lease liability	118	116	74
Other	675	830	659
Total other current liabilities	1,968	1,834	1,960

Other noncurrent liabilities were:

	March 31	December 31	March 31
in $ millions	2026	2025	2025
Income tax payable	950	868	724
Asset retirement obligations	351	357	339
Pension liability	216	248	229
Insurance liability	347	335	284
Finance lease liability	448	418	262
Other	661	650	585
Total other noncurrent liabilities	2,973	2,876	2,423

CRH FORM 10-Q

9. Debt
Long-term debt was:

		March 31	December 31	March 31
in $ millions	Effective interest rate	2026	2025	2025
Senior Notes (U.S. Dollar denominated unless otherwise noted)
3.875% Senior Notes due 2025	3.93%	–	–	1,250
1.250% euro Senior Notes due 2026	1.25%	862	882	812
3.400% Senior Notes due 2027	3.49%	600	600	600
4.000% euro Senior Notes due 2027	4.13%	574	588	541
3.950% Senior Notes due 2028	4.07%	900	900	900
1.375% euro Senior Notes due 2028	1.42%	689	705	650
5.200% Senior Notes due 2029	5.30%	750	750	750
4.125% Sterling Senior Notes due 2029	4.22%	529	539	518
5.125% Senior Notes due 2030	5.25%	1,250	1,250	1,250
1.625% euro Senior Notes due 2030	1.72%	862	882	812
4.400% Senior Notes due 2031	4.58%	1,000	1,000	–
4.000% euro Senior Notes due 2031	4.10%	862	882	812
6.400% Senior Notes due 2033 (i)	6.43%	213	213	213
5.400% Senior Notes due 2034	5.52%	750	750	750
5.500% Senior Notes due 2035	5.57%	1,250	1,250	1,250
4.250% euro Senior Notes due 2035	4.38%	862	882	812
5.000% Senior Notes due 2036	5.15%	1,000	1,000	–
5.125% Senior Notes due 2045	5.25%	500	500	500
4.400% Senior Notes due 2047	4.44%	400	400	400
4.500% Senior Notes due 2048	4.63%	600	600	600
5.875% Senior Notes due 2055	5.97%	500	500	500
5.600% Senior Notes due 2056	5.74%	500	500	–
Bank and Other Debt Obligations
USD interest-bearing loan due 2027	4.96%	750	750	750
PHP interest-bearing loan due 2027	5.68%	390	391	399
AUD interest-bearing loan due 2028	5.26%	422	411	–
AUD interest-bearing loan due 2029	4.95%	–	–	478
AUD interest-bearing loan due 2030	5.18%	241	258	–
U.S. Dollar Commercial Paper	4.13%	1,199	–	56
Euro Commercial Paper	2.20%	–	170	–
Other obligations		76	78	60

Unamortized discounts and debt issuance costs		(93)	(98)	(85)
Total long-term debt (ii)		18,438	17,533	15,578
Less: current portion of long-term debt (iii)		(2,367)	(1,055)	(1,365)
Long-term debt		16,071	16,478	14,213
(i)    The $300 million 6.400% Senior Notes were issued in September 2003, and at the time of issuance the Senior Notes were partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued Senior Notes were acquired by the Company as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Condensed Consolidated Balance Sheets was $23 million, $23 million, and $26 million as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively.
(ii)    Of the Company’s nominal fixed rate debt as of March 31, 2026, December 31, 2025, and March 31, 2025, $500 million, $500 million and $1,375 million, respectively, was hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal floating rate debt as of March 31, 2026, December 31, 2025, and March 31, 2025, $413 million, $nil million, and $nil million, respectively, was hedged to fixed rates using interest rate swaps.
(iii) Excludes borrowings from bank overdrafts of $111 million, $120 million and $93 million, which are recorded within Current portion of long-term debt in the Condensed Consolidated Balance Sheets as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively.
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

CRH FORM 10-Q

In the event of a change-of-control repurchase event, the Company is obligated to offer repurchase options for the 3.400% Senior Notes due 2027, 3.950% Senior Notes due 2028, 5.200% Senior Notes due 2029, 5.125% Senior Notes due 2030, 4.400% Senior Notes due 2031, 5.400% Senior Notes due 2034, 5.500% Senior Notes due 2035, 5.000% Senior Notes due 2036, 5.125% Senior Notes due 2045, 4.400% Senior Notes due 2047, 4.500% Senior Notes due 2048, 5.875% Senior Notes due 2055 and 5.600% Senior Notes due 2056. This repurchase involves a cash payment equal to 101% of the principal amount, along with any accrued and unpaid interest.
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
The deferred financing costs associated with the RCF were $5 million as of March 31, 2026. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
As of March 31, 2026, December 31, 2025, and March 31, 2025, there were no outstanding borrowings or letters of credit issued under the RCF and the undrawn committed facility available to be drawn by the Company as of March 31, 2026 was $4,021 million (€3,500 million equivalent).
The RCF includes customary terms and conditions for investment-grade borrowers. There are no financial covenants.
In December 2024, the Company entered into a new $750 million two-year fixed rate term loan facility which was fully drawn. In December 2025, this facility was extended by one year to 2027.
Philippines (PHP) Debt:
The Company's subsidiary, Republic Cement & Building Materials, Inc., has entered into a number of committed credit arrangements with local banks totaling $0.4 billion (PHP23.6 billion). The Company does not guarantee these facilities. The funds drawn from these facilities carry a combination of fixed and floating interest rates.
Australian (AUD) Debt:
In July 2024, the Company acquired Adbri which had committed credit agreements with a range of banks and credit institutions totaling $0.6 billion (AUD0.9 billion). The funds drawn from these facilities carried a combination of fixed and floating interest rates. In November 2025, Adbri entered into a new credit facility with a range of banks and credit institutions totaling $0.8 billion (AUD1.2 billion). Funds were initially drawn to retire a portion of Adbri's existing credit facilities. The Company does not provide a guarantee for Adbri's facilities. The funds drawn from these facilities carry a combination of fixed and floating interest rates.
Commercial Paper:
As of March 31, 2026, the Company had a $4,000 million U.S. Dollar Commercial Paper Program and a €1,500 million Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S. Dollar. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to March 31, 2026 are as follows:

in $ millions	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
Long-term debt maturities	2,082	2,215	1,993	1,349	2,275	8,524	18,438

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
The carrying values of the Company’s Long-term debt were $18,438 million, $17,533 million, and $15,578 million as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The fair values of the Company’s Long-term debt were $18,156 million, $17,502 million, and $15,342 million as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The Redeemable noncontrolling interests included in the Condensed Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of Redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.08% and 7.12%.

CRH FORM 10-Q

See Note 17 for the changes in the fair value of Redeemable noncontrolling interests.
The Company has classified certain operations as held for sale as of March 31, 2026 which are held at the lower of their carrying value or fair value less costs to sell, determined using Level 3 inputs.
The carrying values of the Company’s Cash and cash equivalents, Restricted cash, Accounts receivable, net, Current portion of long-term debt, Accounts payable, Accrued expenses, and Other current liabilities approximate their fair values because of the short-term nature of these instruments.
11. Income taxes
The Company’s income tax provision for interim periods is calculated using an estimated annual effective tax rate based on the expected full-year results which is applied to ordinary year-to-date income or loss. The income tax provision is adjusted for discrete items that occur in the applicable interim period to arrive at the effective income tax rate.
The summary of the income tax benefit from operations was:

	Three months ended
	March 31
in $ millions	2026	2025
Total tax benefit	55	58
Effective income tax rate	25%	40%
The effective tax rate for March 31, 2026 decreased compared to the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026 is primarily driven by a change in valuation allowances arising from the reclassification of the construction accessories operations to held for sale.
12. Earnings per share (EPS)
The calculation of basic and diluted earnings per share was:

	Three months ended
	March 31
in $ millions, except share and per share data	2026	2025
Numerator
Net loss	(180)	(98)
Net loss attributable to noncontrolling interests	4	4
Adjustment of redeemable noncontrolling interests to redemption value	(7)	(7)
Net loss attributable to CRH for EPS - basic and diluted	(183)	(101)

Denominator
Weighted average common shares outstanding - basic (i)	668.5	676.7
Effect of dilutive employee share awards (ii)	–	–
Weighted average common shares outstanding - diluted	668.5	676.7

Loss per share attributable to CRH
Basic	($0.27)	($0.15)
Diluted	($0.27)	($0.15)
(i) The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury stock given that these shares are not entitled to receive dividends.
(ii) In periods of net loss, shares that otherwise would have been included in the diluted weighted average common shares outstanding computation have been excluded. Due to the net loss for each of the three months ended March 31, 2026, and March 31, 2025, contingently issuable common shares representing 3,154,781 and 5,268,459 respectively, were excluded from the computation of diluted loss per share as their inclusion would have been antidilutive.

CRH FORM 10-Q

13. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance as of December 31, 2025	(187)	(48)	(22)	(257)
Other comprehensive (loss) income before reclassifications	(89)	8	1	(80)
Amounts reclassified from Accumulated other comprehensive loss	–	(2)	(2)	(4)
Net current-period other comprehensive (loss) income	(89)	6	(1)	(84)
Other comprehensive (income) attributable to noncontrolling interests	(12)	–	–	(12)
Balance as of March 31, 2026	(288)	(42)	(23)	(353)

Balance as of December 31, 2024	(856)	(63)	(86)	(1,005)
Other comprehensive income (loss) before reclassifications	264	(21)	–	243
Amounts reclassified from Accumulated other comprehensive loss	(26)	(2)	(7)	(35)
Net current-period other comprehensive income (loss)	238	(23)	(7)	208
Other comprehensive (income) attributable to noncontrolling interests	(9)	–	–	(9)
Balance as of March 31, 2025	(627)	(86)	(93)	(806)

The amounts reclassified from Accumulated other comprehensive loss to income were:

	Three months ended
	March 31
in $ millions	2026	2025
Cash flow hedges
Cost of product revenues	(2)	(2)
Total	(2)	(2)
Pension and other postretirement plans
Other nonoperating income, net	(2)	(8)
Income tax expense	–	1
Total	(2)	(7)
Reclassifications from Accumulated other comprehensive loss to income	(4)	(9)

CRH FORM 10-Q

14. Segment information
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
The key performance measures and segment expenses for the Company’s reportable segments were:

	Three months ended March 31, 2026
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	2,724	1,668	2,978	7,370
Less:
Labor	847	375	705	1,927
Energy costs	150	35	236	421
Other segment items (i)	1,624	971	1,841	4,436
Adjusted EBITDA	103	287	196	586

	Three months ended March 31, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Revenue	2,243	1,682	2,831	6,756
Less:
Labor	754	375	657	1,786
Energy costs	140	32	220	392
Other segment items (i)	1,290	988	1,805	4,083
Adjusted EBITDA	59	287	149	495
(i)    The nature of other segment items is similar for each segment and primarily includes raw materials, haulage costs, subcontractor costs and other Selling, general and administrative expenses. The composition of other segment items is such that at a segment level none of these items is individually significant in determining segment performance.

	Three months ended
	March 31
in $ millions	2026	2025
Adjusted EBITDA	586	495
Depreciation, depletion, and amortization	(576)	(477)
Loss on impairments (i)	(48)	–
Interest income	21	37
Interest expense	(203)	(181)
Loss on divestitures and investments (ii)	(6)	(26)
Pension income excluding current service cost component (ii)	5	4
Other interest, net (ii)	(3)	2
Loss from operations before income tax benefit and loss from equity method investments	(224)	(146)
(i) Loss on impairments is comprised of $48 million within International Solutions for the three months ended March 31, 2026.
(ii) Loss on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating                                            expense, net in the Condensed Consolidated Statements of Income.

CRH FORM 10-Q

Depreciation, depletion and amortization for each of the segments were:

	Three months ended
	March 31
in $ millions	2026	2025
Americas Materials Solutions	261	220
Americas Building Solutions	93	91
International Solutions	222	166
Total depreciation, depletion and amortization	576	477

The segment assets were:

	March 31	December 31	March 31
in $ millions	2026	2025	2025
Assets
Americas Materials Solutions	24,440	25,396	21,715
Americas Building Solutions	9,758	9,712	9,786
International Solutions	17,877	18,121	15,793
Total assets for reportable segments	52,075	53,229	47,294

Additions to property, plant and equipment and intangible assets for each of the segments were:

	Three months ended
	March 31
in $ millions	2026	2025
Property, plant and equipment and intangible asset additions (i)
Americas Materials Solutions	307	240
Americas Building Solutions	100	199
International Solutions	276	244
Total property, plant and equipment and intangible asset additions	683	683
(i) Property, plant and equipment and intangible asset additions exclude asset retirement cost additions.

15. Pension and other postretirement benefits
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Income for the Pension and Other Postretirement Benefit (OPEB) Plans were:

	U.S.		Non-U.S.
	Three months ended		Three months ended
	March 31		March 31
in $ millions	2026	2025	2026	2025
Service cost	–	–	9	10
Interest cost	6	6	23	20
Expected return on assets	(6)	(5)	(26)	(23)
Amortization of:
Prior service credit	–	–	(3)	(3)
Actuarial loss	–	–	1	1
Net periodic benefit cost (i) (ii)	–	1	4	5
(i) Includes net periodic benefit cost of $1 million and $1 million related to OPEB plans for the three months ended March 31, 2026 and March 31, 2025, respectively.
(ii) Service cost is included within Cost of revenues and Selling, general and administrative expenses while all other cost components are recorded within Other nonoperating expense, net.

CRH FORM 10-Q

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
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Condensed Consolidated Balance Sheets before intragroup eliminations with other CRH companies were:

	March 31	December 31	March 31
in $ millions	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	30	40	18
Accounts receivable, net	39	42	43
Inventories	79	81	88
Other current assets	35	39	60
Total current assets	183	202	209
Property, plant and equipment, net	760	793	845
Goodwill	182	187	193
Intangible assets, net	–	–	1
Operating lease right-of-use assets, net	4	4	5
Other noncurrent assets	9	9	9
Total assets	1,138	1,195	1,262

Liabilities
Current liabilities:
Accounts payable	103	119	94
Accrued expenses	36	33	43
Current portion of long-term debt	316	13	55
Operating lease liabilities	1	1	1
Other current liabilities	16	21	23
Total current liabilities	472	187	216
Long-term debt	73	377	343
Deferred income tax liabilities	85	89	94
Noncurrent operating lease liabilities	3	3	4
Other noncurrent liabilities	21	21	22
Total liabilities	654	677	679

The operating results of the consolidated VIE, reported within the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows before intragroup eliminations with other CRH companies were:

	Three months ended
	March 31
in $ millions	2026	2025
Total revenues	74	84
Total cost of revenues	(84)	(80)
Gross (loss) profit	(10)	4
Net loss	(22)	(13)

Net cash used in operating activities	(21)	(18)

CRH FORM 10-Q

17. Redeemable noncontrolling interests
The Redeemable noncontrolling interests primarily comprise the noncontrolling interests in two of the Company’s North American subsidiaries, which are currently redeemable. The Company has the ability to exercise the call options for the noncontrolling interests after December 31, 2035, and December 31, 2040, respectively. In addition to the call options, the noncontrolling interest holder has the right to sell the noncontrolling interests to the Company, which are currently exercisable. These noncontrolling interests have put and call options and both are redeemable based on multiples of EBITDA. The noncontrolling interests are considered redeemable noncontrolling equity interests, classified as temporary or mezzanine equity, as their redemption is not solely within the Company’s control. The noncontrolling interests were recorded at their respective fair values as of the acquisition dates and are adjusted to their expected redemption values, with an offsetting entry to retained earnings, as of the reporting date as if that date was the redemption date, if those amounts exceed their respective carrying values.
During the periods ended March 31, 2026 and March 31, 2025 the Company adjusted the carrying amount of the redeemable noncontrolling interests to reflect the estimated redemption values as of the balance sheet date. The adjustment was based on the formulaic redemption values, with an offsetting entry to retained earnings.
The following table summarizes the redeemable noncontrolling interest for the following periods:

in $ millions
Balance as of December 31, 2025	430
Adjustment to the redemption value	7
Dividends paid	(15)
Balance as of March 31, 2026	422

Balance as of December 31, 2024	384
Adjustment to the redemption value	7
Dividends paid	(12)
Balance as of March 31, 2025	379

18. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $17.5 billion, $16.6 billion, and $14.8 billion in respect of loans and borrowings, bank advances and derivative obligations as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively, and $0.5 billion, $0.5 billion, and $0.5 billion as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively, in respect of letters of credit due within one year.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for the three months ended March 31, 2026. This MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1. "Financial Statements” of this Quarterly Report.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those discussed in this Quarterly Report, particularly "Forward-Looking Statements," and Item 1A. "Risk Factors" in our 2025 Form 10-K and in our other filings with the SEC. Our operating results depend upon economic cycles, seasonal and other weather‐related conditions, and trends in government funding initiatives, among other factors. Accordingly, financial results for any financial period presented, or period-to-period comparisons of reported results, may not be indicative of future operating results.
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
The Company has a proven track record of growing and creating value through acquisition with over 1,250 deals completed in our history. We acquire businesses at attractive valuations and create value by connecting them with our existing operations and generating synergies. The Company takes an active approach to portfolio management and continuously reviews the competitive landscape for attractive investment and divestiture opportunities to deliver further growth and value creation for shareholders.
Operating in 28 countries across North America, Europe and Australia, CRH’s leading positions of scale serve transportation and critical infrastructure, reindustrialization projects, and commercial and residential construction activity.
Seasonality
Activity in the construction industry is dependent to a considerable extent on the seasonal impact of weather on the Company’s operating locations, with periods of higher activity in some markets during spring, summer and autumn which may reduce significantly in winter due to inclement conditions or generally as a result of extreme weather events. In addition to impacting demand for our products and services, adverse weather can negatively impact the production processes for a variety of reasons. For example, workers may not be able to work outdoors in sustained high temperatures and heavy rainfall and/or other unfavorable weather conditions. Therefore, our financial results for any particular quarter may not necessarily be indicative of our financial results for the full year or any future interim period.
Financial performance highlights
CRH delivered a strong first quarter performance compared to the first quarter of 2025, resulting in the following performance highlights for the three months ended March 31, 2026 (comparisons are versus the prior year's first quarter unless otherwise noted):
•Total revenues increased 9% to $7.4 billion;
•Net loss was ($180) million compared with ($98) million, an increased loss of ($82) million on the prior year. Adjusted EBITDA*1was $586 million, an increase of $91 million, or 18%;
•Net loss margin was (2.4%) compared with (1.5%), a decline of 90 basis points (bps). Adjusted EBITDA margin* was 8.0%, an increase of 70bps on the prior year's first quarter Adjusted EBITDA margin* of 7.3%; and
•Diluted Loss Per Share (EPS) was ($0.27) compared to ($0.15). Diluted EPS pre-impairment* was ($0.20) compared to ($0.15).
Capital allocation highlights
•Cash returned to shareholders through share buybacks was $0.3 billion, in line with the first three months of the prior year. On April 28, 2026, the latest tranche of the share buyback program was completed, bringing year-to-date repurchases to $0.4 billion;
•The first 2026 quarterly dividend of $0.39 per share was declared in February 2026, and a second quarterly dividend of $0.39 per share was announced on April 30, 2026, representing an increase of 5% on the prior year; and
•A total of five acquisitions were completed for total consideration of $0.1 billion, compared with $0.6 billion in the first three months of the prior year. A further $0.6 billion was invested in growth and maintenance capital expenditure projects, in line with the $0.6 billion invested in the comparable period in 2025.
Development Review
In the three months ended March 31, 2026, CRH completed five acquisitions for total consideration of $0.1 billion, compared with $0.6 billion in the same period in 2025. Americas Materials Solutions completed three acquisitions and International Solutions completed two acquisitions.
With respect to divestitures, in the three months ended March 31, 2026, cash proceeds from divestitures and disposals of long-lived assets were $34 million, compared with $107 million in the same period in 2025.

*Represents a non-GAAP financial measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.1

CRH FORM 10-Q

Outlook
We continue to expect favorable underlying demand across our key end-markets, underpinned by significant public investment in infrastructure and continued reindustrialization activity. Within the residential sector we anticipate resilient repair and remodel activity while the new-build segment is expected to remain subdued. Assuming normal seasonal weather patterns and absent any further major dislocations in the geopolitical or macroeconomic environment, CRH's superior strategy, connected portfolio and leading positions of scale in attractive high-growth markets, together with our strong and flexible balance sheet, are expected to underpin another year of growth and value creation in 2026.
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
(in $ millions, except per share data)

	Three months ended
	March 31
	2026	2025
Total revenues	7,370	6,756
Total cost of revenues	(5,325)	(4,919)
Gross profit	2,045	1,837
Selling, general and administrative expenses	(2,057)	(1,833)
Gain on disposal of long-lived assets	22	14
Loss on impairments	(48)	—
Operating (loss) income	(38)	18
Interest income	21	37
Interest expense	(203)	(181)
Other nonoperating expense, net	(4)	(20)
Loss from operations before income tax benefit and loss from equity method investments	(224)	(146)
Income tax benefit	55	58
Loss from equity method investments	(11)	(10)
Net loss	(180)	(98)
Net loss attributable to noncontrolling interests	4	4
Net loss attributable to CRH	(176)	(94)
Diluted loss per share attributable to CRH	($0.27)	($0.15)
Diluted loss per share attributable to CRH - pre-impairment*	($0.20)	($0.15)
Adjusted EBITDA*	586	495
Total revenues
Total revenues were $7.4 billion for the three months ended March 31, 2026, an increase of $0.6 billion, or 9%, from the first quarter of 2025, driven by positive underlying demand, disciplined commercial execution, and contributions from acquisitions.
For additional discussion on segment revenues, see “Segments” section on pages 26 to 27.
Gross profit
Gross profit for the three months ended March 31, 2026, was $2.0 billion, an increase of $0.2 billion, or 11% from the first quarter of 2025. The gross profit margin of 27.7% increased 50bps from 27.2% in the first quarter of the prior year. The increase in Total cost of revenues was primarily driven by a 22% higher depreciation and amortization charge, reflecting the impact of acquisitions and increased capital expenditure, as well as a 6% increase in labor costs, attributable to higher headcount from acquisitions and inflationary pressures. Energy costs also increased by 7% driven by higher activity levels, while other costs were 7% ahead of the first quarter of the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administrative expenses, were $2.1 billion for the three months ended March 31, 2026, an increase of $0.2 billion, or 12%, from the comparable 2025 period. The increase was primarily driven by a 13% increase in haulage expenses resulting from acquisitions and higher activity levels, as well as an 11% increase in labor costs reflecting higher headcount from acquisitions and wage inflation.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets was $22 million for the three months ended March 31, 2026, an increase of $8 million compared with 2025.
Loss on impairments
Loss on impairments for the three months ended March 31, 2026, was $48 million, compared to $nil million in the comparable period, and was related to the International Solutions segment.
*Represents a non-GAAP financial measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.2

CRH FORM 10-Q

Interest income
Interest income was $21 million for the three months ended March 31, 2026, a reduction of $16 million from the comparable period in 2025, primarily due to lower interest rates and principal on deposit.
Interest expense
Interest expense was $203 million for the three months ended March 31, 2026, an increase of $22 million from the comparable period in 2025. The increase was primarily due to higher gross debt balances.
Other nonoperating expense, net
Other nonoperating expense, net, was $4 million for the three months ended March 31, 2026, compared with $20 million in the comparable period for 2025. Other nonoperating expense, net, includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses. The reduction versus prior year was primarily due to the non‑recurrence of the prior year loss on divestitures.
Income tax benefit
For the three months ended March 31, 2026, the Company had an Income tax benefit of $55 million, compared to $58 million for the comparable period in 2025. The effective tax rate was 25% for the first quarter of 2026 compared with an effective tax rate of 40% for the first quarter of 2025. The decrease in the effective tax rate is primarily driven by a change in valuation allowances arising from the reclassification of the construction accessories operations to held for sale.
Loss from equity method investments
For the three months ended March 31, 2026, a loss of ($11) million was recorded in equity method investments, an increased loss of ($1) million from the comparable period in 2025.
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
Americas Materials Solutions

	Analysis of Change
in $ millions	Three months ended March 31, 2025	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2026	% change
Total revenues	2,243	+6	+269	(5)	+211	2,724	+21%
Adjusted EBITDA	59	(1)	+35	+5	+5	103	+75%
Adjusted EBITDA margin	2.6%					3.8%
Americas Materials Solutions’ Total revenues were 21% ahead of the first quarter of 2025, driven by favorable underlying demand and contributions from acquisitions.
In Essential Materials, Total revenues increased by 31%, reflecting strong underlying demand across most regions as well as contributions from acquisitions. Aggregates volumes increased by 14% year-over-year, while pricing declined by 1%, reflecting geographic and project mix-effects. Cement volumes were 10% ahead of the prior year, while pricing was 1% behind.
In Road Solutions, Total revenues were 16% ahead of the prior year, driven by a strong start to the year due to robust project activity. Asphalt volumes increased by 13%, while pricing was in line with the prior year. Readymixed concrete volumes increased by 12%, with pricing up 4% over the same period. Paving and construction revenues increased by 16%, supported by strong project execution, backlog conversion, and contributions from acquisitions.
Adjusted EBITDA for Americas Materials Solutions was 75% ahead of the prior year, driven by strong underlying demand, disciplined cost management, and contributions from acquisitions. Adjusted EBITDA margin was 120bps ahead of the first quarter of 2025.

CRH FORM 10-Q

Americas Building Solutions

	Analysis of Change
in $ millions	Three months ended March 31, 2025	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2026	% change
Total revenues	1,682	+3	+18	–	(35)	1,668	(1%)
Adjusted EBITDA	287	–	+2	–	(2)	287	—
Adjusted EBITDA margin	17.1%					17.2%
Americas Building Solutions' Total revenues were 1% behind the first quarter of 2025, due to subdued new-build residential demand and adverse weather conditions in certain markets, partly offset by contributions from acquisitions.
In Building & Infrastructure Solutions, Total revenues were 4% ahead of the first quarter of 2025, driven by strong demand in our utility infrastructure markets.
In Outdoor Living Solutions, Total revenues were 3% behind the prior year period, as subdued new-build residential demand and adverse weather impacted activity levels.
Adjusted EBITDA for Americas Building Solutions was in line with the first quarter of 2025, as strong cost control and operational efficiencies offset cost inflation and subdued new-build residential demand. Adjusted EBITDA margin was 10bps ahead of the prior year period.
International Solutions

	Analysis of Change
in $ millions	Three months ended March 31, 2025	Currency	Acquisitions	Divestitures	Organic	Three months ended March 31, 2026	% change
Total revenues	2,831	+257	+161	(176)	(95)	2,978	+5%
Adjusted EBITDA	149	+7	+19	+19	+2	196	+32%
Adjusted EBITDA margin	5.3%					6.6%
International Solutions' Total revenues were 5% ahead of the first quarter of 2025, as contributions from acquisitions, positive pricing momentum, and currency tailwinds more than offset weather-impacted volumes and the impact of divestitures.
In Essential Materials, Total revenues were 12% ahead of the comparable period in 2025. Aggregates volumes were 8% ahead of the prior year period, supported by acquisitions, while cement volumes were in line with the prior year. Aggregates pricing was in line with the prior year period, while cement pricing was 3% ahead.
In Road Solutions, Total revenues were in line with the comparable period in 2025, impacted by divestitures. Readymixed concrete volumes were 2% ahead of the prior year period, supported by acquisitions, while pricing increased by 3% year-over-year. Asphalt volumes and prices were 8% and 5% ahead of the comparable period in 2025, respectively, supported by higher activity levels in Western Europe.
Within Building & Infrastructure Solutions and Outdoor Living Solutions, Total revenues were 4% ahead of the comparable period in 2025, with currency tailwinds more than offsetting the impact of divestitures.
Adjusted EBITDA in International Solutions was 32% ahead of the first quarter of 2025, benefiting from positive pricing momentum, improved operational efficiencies and contributions from acquisitions. Adjusted EBITDA margin increased by 130bps compared to the prior year period.

CRH FORM 10-Q

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
Reconciliation to its most directly comparable GAAP measure is presented below:

	Three months ended
	March 31
in $ millions	2026	2025
Net loss	(180)	(98)
Loss from equity method investments	11	10
Income tax benefit	(55)	(58)
Loss on divestitures and investments (i)	6	26
Pension income excluding current service cost component (i)	(5)	(4)
Other interest, net (i)	3	(2)
Interest expense	203	181
Interest income	(21)	(37)
Depreciation, depletion, and amortization	576	477
Loss on impairments (ii)	48	–
Adjusted EBITDA	586	495

Total revenues	7,370	6,756
Net loss margin	(2.4%)	(1.5%)
Adjusted EBITDA margin	8.0%	7.3%

(i) Loss on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating expense, net in the Condensed Consolidated Statements of Income.

(ii) For the three months ended March 31, 2026, Loss on impairments totaled $48 million, related to the International Solutions segment.
Net Debt: Net Debt is used by management as it gives additional insight into the Company’s current debt position less available cash. Net Debt is provided to enable investors to see the economic effect of gross debt, related hedges and cash and cash equivalents in total. Net Debt is comprised of short and long-term debt, finance lease liabilities, cash and cash equivalents and current and noncurrent derivative financial instruments (net).
Reconciliation to the most directly comparable GAAP measure is presented below:

	March 31	December 31	March 31
in $ millions	2026	2025	2025
Short and long-term debt	(18,549)	(17,653)	(15,671)
Cash and cash equivalents (i)	3,293	4,096	3,352
Finance lease liabilities (i)	(592)	(534)	(336)
Derivative financial instruments (net)	20	(60)	(31)
Net Debt	(15,828)	(14,151)	(12,686)

(i) Cash and cash equivalents and Finance lease liabilities as of March 31, 2026, include $53 million and $26 million, respectively, that have been reclassified as held for sale.

CRH FORM 10-Q

Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total consideration spend on acquisitions and investments of $0.1 billion in the three months ended March 31, 2026, compared with $0.6 billion for the same period in 2025. Acquisitions completed in 2025 and the first quarter of 2026 contributed incremental total revenues of $0.4 billion and Adjusted EBITDA of $0.1 billion for the three months ended March 31, 2026. Cash proceeds from divestitures and disposals of long-lived assets (including deferred divestiture consideration received) amounted to $34 million for the three months ended March 31, 2026, compared with $107 million for the three months ended March 31, 2025. The Total revenues impact of divestitures was a negative $181 million and the impact at an Adjusted EBITDA level was a positive $24 million for the three months ended March 31, 2026.
The U.S. Dollar weakened against most major currencies during the three months ended March 31, 2026, from the comparable period in 2025, resulting in an overall positive currency exchange impact.
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
Diluted EPS pre‑impairment: Diluted EPS pre‑impairment is a measure of the Company's profitability per share from continuing operations excluding any Loss on impairments (which is non-cash) and the related tax impact of such impairments. It is used by management to evaluate the Company's underlying profit performance and its own past performance. Diluted EPS information presented on a pre‑impairment basis is useful to investors as it provides an insight into the Company's underlying performance and profitability. Diluted EPS pre‑impairment is calculated as Net income (loss) adjusted for (i) Net (income) loss attributable to redeemable noncontrolling interests (ii) Net (income) loss attributable to noncontrolling interests (iii) adjustment of redeemable noncontrolling interests to redemption value and excluding any Loss on impairments (and the related tax impact of such impairments) divided by the diluted weighted average number of common shares outstanding for the year.
Reconciliation to its most directly comparable GAAP measure is presented below:

	Three months ended
	March 31
in $ millions, except share and per share data	2026	Per Share - diluted	2025	Per Share - diluted
Weighted average common shares outstanding – diluted	668.5		676.7
Net loss	(180)	($0.27)	(98)	($0.15)
Net loss attributable to noncontrolling interests	4	$0.01	4	$0.01
Adjustment of redeemable noncontrolling interests to redemption value	(7)	($0.01)	(7)	($0.01)
Net loss attributable to CRH for EPS	(183)	($0.27)	(101)	($0.15)
Impairment of property, plant and equipment and intangible assets	48	$0.07	—	—
Net loss attributable to CRH for EPS – pre-impairment (i)	(135)	($0.20)	(101)	($0.15)

(i) Reflective of CRH’s share of impairment of property, plant and equipment and intangible assets ($48 million and $nil million, respectively, for the three months ended March 31, 2026 and March 31, 2025).

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
Total short and long-term debt was $18.5 billion as of March 31, 2026, compared with $17.7 billion as of December 31, 2025, and $15.7 billion as of March 31, 2025. In the three months ended March 31, 2026, $1.2 billion of U.S. Dollar Commercial Paper was issued and $0.2 billion of Euro Commercial Paper was repaid.
Net Debt* as of March 31, 2026, was $15.8 billion, compared to $14.2 billion as of December 31, 2025, and $12.7 billion as of March 31, 2025. The increase in Net Debt* compared to December 31, 2025, is driven by the seasonal net cash outflow from operating activities, as well as acquisitions, cash returns to shareholders through continued share buybacks and the purchase of property, plant and equipment in the quarter.
CRH continued its ongoing share buyback program in the first three months of 2026 repurchasing approximately 2.9 million Ordinary Shares for total consideration of $0.3 billion, compared to 3.2 million Ordinary Shares repurchased for total consideration of $0.3 billion in the first three months of 2025.
As of March 31, 2026, CRH had cash and cash equivalents and restricted cash of $3.3 billion, compared to $4.1 billion as of December 31, 2025, and $3.4 billion as of March 31, 2025. Total lease liabilities were $1.9 billion, compared to $2.1 billion as of December 31, 2025, and $1.7 billion as of March 31, 2025.
*Represents a non-GAAP financial measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.*

CRH FORM 10-Q

As of March 31, 2026, CRH had $4.5 billion of undrawn committed facilities available until May 2030. As of March 31, 2026, the weighted average maturity of the term debt (net of cash and cash equivalents) was 8.4 years.
Other than items updated in this Quarterly Report, CRH's financial condition and the nature and composition of the Company’s material cash requirements, which include debt service and related interest payments, operating lease obligations, share repurchase commitments and other purchase obligations arising in the normal course of business, have not materially changed from those disclosed in the 2025 Form 10-K.
Cash flows
Cash flows from operating activities

	Three months ended
	March 31
in $ millions	2026	2025
Net cash used in operating activities	(616)	(659)
The seasonal impact on the Company's operations disproportionately negatively impacts the quarterly operating cash flow results when compared with the full year. Net cash used in operating activities was $0.6 billion for the three months ended March 31, 2026, compared to $0.7 billion in the same period in 2025. The decrease in net cash used in operating activities was primarily due to improved operating performance.
Cash flows from investing activities

	Three months ended
	March 31
in $ millions	2026	2025
Net cash used in investing activities	(722)	(964)
Net cash used in investing activities was $0.7 billion for the three months ended March 31, 2026, compared to $1.0 billion in the same period in 2025. During the three months ended March 31, 2026, the Company invested $0.1 billion in acquisitions, a decrease of $0.5 billion on the same period in 2025. Capital expenditure totaled $0.6 billion in the first three months of 2026, in line with the comparable prior year period. Investing outflows in the prior year were partially offset by the proceeds from divestitures and disposals of long-lived assets and other investing activities totaling $0.2 billion.
Cash flows from financing activities

	Three months ended
	March 31
in $ millions	2026	2025
Net cash provided by financing activities	572	1,141
Net cash provided by financing activities was $0.6 billion for the three months ended March 31, 2026, compared to $1.1 billion in the same period in 2025. Proceeds from debt issuances were $1.2 billion, which was primarily related to the issuance of $1.2 billion of commercial paper. This is a reduction of $1.8 billion on the same period in 2025 which included the issuance of $3.0 billion in new senior notes in January 2025. Payments on debt in the first three months of 2026 were $0.2 billion, being the repayment of $0.2 billion issued under the Company’s commercial paper programs. This compared with a repayment of $1.5 billion in the prior year comparable period, which related to the repayment of $1.5 billion issued under the Company’s commercial paper programs. Outflows related to the repurchases of common stock were $0.3 billion in the first three months of 2026, in line with the comparable prior year period.
Debt facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (which are filed as exhibits to our 2025 Form 10-K).
As of March 31, 2026, we expect maturities of our debt facilities and long-term debt obligations for the remainder of 2026 as follows:

2026 Debt Maturities
Second Quarter	$1.2 billion
Third Quarter	–
Fourth Quarter	$0.9 billion

CRH FORM 10-Q

Unsecured senior notes
The main sources of Company debt funding are public bond markets in North America and Europe. See Note 9 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding our debt obligations.
Bank credit facilities
The Company partly manages its borrowing requirements by entering into committed borrowing agreements. The Company has a multi-currency RCF, dated May 2023, which is made available from a syndicate of lenders, consisting of a €3.5 billion unsecured, revolving loan facility, maturing May 2030. See Note 9 “Debt” in Part I, Item 1. “Financial Statements” of this Quarterly Report for further details regarding the RCF. As of March 31, 2026, the RCF was undrawn and currently continues to remain undrawn.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $17.5 billion in respect of loans and borrowings, bank advances and derivative obligations, and $0.5 billion in respect of letters of credit due within one year as of March 31, 2026.
Commercial paper programs
As of March 31, 2026, the Company had a $4.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. Commercial paper borrowings bear interest at rates determined at the time of borrowing. As of March 31, 2026, there was $1.2 billion of outstanding notes issued under the U.S. Dollar Commercial Paper Program and $nil billion of outstanding notes issued under the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity.
Off-Balance sheet arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
Credit ratings1*
Our credit ratings and outlooks as of March 31, 2026, are as follows:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable
Contractual obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations and deferred and contingent acquisition consideration as of March 31, 2026, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	18,629	2,494	3,954	4,640	7,541
Lease liabilities (ii)	2,390	393	632	419	946
Estimated interest payments on contractually committed debt (iii)	6,559	758	1,321	996	3,484
Deferred and contingent acquisition consideration	59	44	5	8	2
Purchase obligations (iv)	1,956	1,237	370	77	272
Total (v)	29,593	4,926	6,282	6,140	12,245
(i) Of the $18.6 billion short and long-term debt, $0.7 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
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
(v) Over the long-term, CRH believes that its available cash and cash equivalents, cash from operating activities, along with access to borrowing facilities will be sufficient to fund its long-term contractual obligations, maturing debt obligations and capital expenditures.
1A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher-borrowing costs, including costs of derivative transactions and reduced access to debt capital markets, and may adversely impact our liquidity.*

CRH FORM 10-Q

Supplemental Guarantor Information
Guarantor financial information
As of March 31, 2026, CRH plc (the 'Guarantor') has fully and unconditionally guaranteed: (1) $750 million of 5.200% Senior Notes due 2029 (the '5.200% Notes') and $1,250 million of 5.125% Senior Notes due 2030 (the '5.125% Notes'), each issued by CRH SMW Finance Designated Activity Company (‘SMW Finance’); (2) $300 million of 6.400% Senior Notes due 2033(i) (the '6.400% Notes') issued by CRH America, Inc. (‘CRH America’); and (3) $750 million of 5.400% Senior Notes due 2034 (the '5.400% Notes'), $1,250 million of 5.500% Senior Notes due 2035 (the '5.500% Notes') and $500 million of 5.875% Senior Notes due 2055 (the '5.875% Notes'), each issued by CRH America Finance, Inc. (‘America Finance’). Together, the 5.200% Notes, the 5.125% Notes, the 6.400% Notes, the 5.400% Notes, the 5.500% Notes and the 5.875% Notes are referred to in this Supplemental Guarantor Information as the 'Notes', and together, SMW Finance, CRH America and CRH America Finance are referred to in this Supplemental Guarantor Information as the 'Issuers'.
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
Basis of presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of March 31, 2026, and as of December 31, 2025, and the Income Statement for the three months ended March 31, 2026, and for the year ended December 31, 2025 of CRH America and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information below. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
The summarized Income Statement information is as follows:

in $ millions	Three months ended March 31, 2026	Year ended December 31, 2025
Income from operations before income tax benefit and income from equity method investments (i)	324	3,503
- of which relates to transactions with non-obligor subsidiaries	78	3,431
Net income – all of which is attributable to equity holders of the Company	324	3,502
- of which relates to transactions with non-obligor subsidiaries	78	3,431
(i) Revenues and gross profit for the Obligor Group for the three months ended March 31, 2026 and for the year ended December 31, 2025 amounted to $nil million and $nil million, respectively.

The summarized Balance Sheet information is as follows:
	March 31	December 31
	2026	2025
Current assets	798	864
Current assets – of which is due from non-obligor subsidiaries	651	613
Noncurrent assets	2,350	2,235
Noncurrent assets – of which is due from non-obligor subsidiaries	2,349	2,235
Current liabilities	1,861	1,594
Current liabilities – of which is due to non-obligor subsidiaries	1,843	1,587
Noncurrent liabilities	742	743
Critical Accounting Policies and Estimates
There were no material changes during the three months ended March 31, 2026, to our critical accounting policies and/or estimates disclosed in the Consolidated Financial Statements included in our 2025 Form 10-K.
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

CRH FORM 10-Q

From time to time, we may post on our website news releases, announcements and other statements about our business performance, results of operations and sustainability matters, some of which may contain information that may be deemed material to investors. Additionally, we may use our LinkedIn account (www.linkedin.com/company/crh), as well as our other social media channels from time to time, to post announcements that may contain information that may be deemed material to investors. Our officers may use similar social media channels to disclose information about the Company. We encourage investors, the media and others interested in CRH to review the business and financial information we or our officers post on our website and the social media channels identified above. Information on CRH’s website or such social media channels does not form part of, and is not incorporated into, this Quarterly Report.

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred as of March 31, 2026.
Interest Rate Risk
CRH may be impacted by interest rate volatility with respect to existing debt and future debt issuances as well as cash balances. For fixed rate debt instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt instruments, interest rate changes generally do not affect the fair market value of the instrument but impact future earnings and cash flows, assuming that other factors are held constant. Cash balances are held on short-term deposits and changing interest rates will impact deposit interest income earned. The Company uses interest rate swaps to convert a portion of its fixed rate debt to floating rate debt and these may be designated and qualify as fair value hedges. The Company also uses interest rate swaps to convert a portion of its floating rate debt to fixed rate debt and these may be designated and qualify as cashflow hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and benchmark floating interest rates calculated by reference to an agreed-upon notional principal amount.
As of March 31, 2026, of total debt including overdrafts, finance leases and the impact of derivatives, the Company had fixed rate debt of $16.9 billion and floating rate debt of $2.2 billion, representing 88% and 12%, respectively. The equivalent figures as of December 31, 2025, were fixed rate debt of $16.6 billion and floating rate debt of $1.6 billion, representing 91% and 9%, respectively, and as of March 31, 2025, fixed rate debt of $13.9 billion and floating rate debt of $2.1 billion, representing 87% and 13%, respectively. The Company’s interest rate swaps as of March 31, 2026 whereby the Company swaps from fixed interest rates to floating interest rates, were $0.5 billion, compared to $0.5 billion as of December 31, 2025 and $1.4 billion as of March 31, 2025. The Company’s interest rate swaps as of March 31, 2026 whereby the Company swaps from floating interest rates to fixed interest rates, were $0.4 billion, compared to $nil billion as of December 31, 2025 and $nil billion as of March 31, 2025. Cash and cash equivalents and restricted cash as of March 31, 2026, were $3.3 billion, compared to $4.1 billion as of December 31, 2025 and $3.4 billion as of March 31, 2025, which were all held on short-term deposits and investments.
Sensitivity to interest rate moves
As of March 31, 2026, the before-tax earnings and cash flows impact of a 10 bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $11 million favorable ($24 million favorable as of December 31, 2025 and $12 million favorable as of March 31, 2025).
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
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $4.9 billion as of March 31, 2026, compared to $4.3 billion as of December 31, 2025 and $3.4 billion as of March 31, 2025.
Holding all other variables constant, if there was a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding as of March 31, 2026, would increase by approximately $168 million with an offsetting movement in the hedged foreign currency exposure. In comparison, the fair market value of foreign currency contracts outstanding as of December 31, 2025 would increase by approximately $201 million and as of March 31, 2025, would increase by approximately $24 million, with an offsetting movement in the hedged foreign currency exposure.
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
* Represents a non-GAAP financial measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 28 to 29.2

CRH FORM 10-Q

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
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

Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in 'Item 1A. Risk Factors' of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each month of the first quarter of fiscal year 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2026	626,600	$124.36	626,600	58,108,900
February 1 – February 28, 2026	727,065	$123.02	727,065	54,605,535
March 1 – March 31, 2026	1,570,793	$104.75	1,570,793	53,034,742
Total	2,924,458		2,924,458
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In the first quarter of 2026, the Company returned a further $0.3 billion of cash to shareholders through the repurchase of 2,924,458 Ordinary Shares (equivalent to 0.4% of the Company’s issued and outstanding Ordinary Shares). This brought total cash returned to shareholders under the Program to $9.9 billion since its commencement in May 2018. The purchases in the first quarter of 2026 were completed under the following tranches:

Date Announced		Max Amount to be Repurchased (in $ millions)	Expiration Date
November 6, 2025	(Tranche 27)	300	February 17, 2026
February 19, 2026	(Tranche 28)	300	April 28, 2026

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information
During the three months ended March 31, 2026, no Director or officer (as defined in Section 16 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

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
April 30, 2026

