Form 10-Q
period 2026-06-30
CRH PUBLIC LTD CO
filed 2026-07-30
CIK 849395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
☐ Yes      ☒ No
As of July 20, 2026, the number of outstanding Ordinary Shares was 665,284,511 (excluding Treasury stock of 35,459,133 shares).

CRH FORM 10-Q

CRH FORM 10-Q

CERTAIN TERMS
Except as otherwise specified or the context otherwise requires, references to 'CRH', the 'Company', 'we', 'us' or 'our' refer to CRH plc (together with its consolidated subsidiaries), and references to years indicate our fiscal year ended December 31 of the respective year.
References to the '2025 Form 10-K' are to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026. References to this 'Quarterly Report' are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. All references to the 'Condensed Consolidated Financial Statements' are to Part I, Item 1 of this Quarterly Report. All references to the ‘same period in 2025’ refer to the three months ended June 30, 2025, or the six months ended June 30, 2025, as applicable, unless otherwise indicated.
References to 'Ordinary Shares', 'Common Shares' and 'Common stock' refer to our ordinary shares of €0.32 each.
Forward-Looking Statements
In reliance upon the “Safe Harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, CRH is providing the following cautionary statement.
This Quarterly Report contains statements that are, or may be deemed to be, forward-looking statements with respect to the financial condition, results of operations, business, viability, and future performance of CRH and certain of the plans and objectives of CRH. These forward-looking statements may generally, but not always, be identified by the use of words such as “will”, “anticipates”, “should”, “could”, “would”, “targets”, “aims”, “may”, “continues”, “expects”, “is expected to”, “estimates”, “believes”, “intends” or similar expressions. These forward-looking statements include all matters that are not historical facts or matters of fact at the date of this Quarterly Report.
In particular, the following, among other statements, are all forward looking in nature: expectations regarding CRH’s outlook for 2026, including drivers of CRH's performance, demand outlook, trends in CRH’s markets and key end-markets, government funding initiatives and manufacturing trends (including public investment in infrastructure and reindustrialization activity), pricing trends, costs and weather patterns; plans and expectations regarding business strategy and cash returns for shareholders, including expectations regarding dividends and share buybacks; plans and expectations regarding CRH’s financial capacity, including our ability to fund acquisitions and meet working capital needs, capital expenditures, contractual obligations, dividends, share repurchases, upcoming debt maturities and other liquidity requirements; plans and expectations regarding the expansion of our operations and the timing and benefits of our acquisitions and divestitures; and statements regarding the consummation (including timing thereof) of the proposed merger (the ‘Arcosa Acquisition’) between CRH and Arcosa, Inc. (‘Arcosa’); the anticipated benefits of the Arcosa Acquisition, including expected synergies, accretion and financial impact; CRH’s expected financial performance following the completion of the Arcosa Acquisition; and plans and expectations regarding market trends and dynamics in regions where CRH operates.
By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend on circumstances that may or may not occur in the future and reflect our current expectations and assumptions as to such future events and circumstances that may not prove accurate. You are cautioned not to place undue reliance on any forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to publicly update or revise these forward-looking statements other than as required by applicable law.
A number of material factors could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements, certain of which are beyond our control, and which include, but are not limited to: economic and financial conditions, including changes in interest rates, inflation, price volatility and/or labor and materials shortages; demand for infrastructure, residential and non-residential construction and our products in geographic markets in which we operate; increased competition and its impact on prices and market position; increases in energy, labor and/or other raw materials costs; adverse changes to laws and regulations, including in relation to climate change; the impact of unfavorable weather; investor and/or consumer sentiment regarding the importance of sustainable practices and products; availability of public sector funding for infrastructure programs; political uncertainty, including as a result of political and social conditions in the jurisdictions CRH operates in, or adverse political developments, including the ongoing geopolitical conflicts in Ukraine and the Middle East; failure to complete or successfully integrate acquisitions or make timely divestitures; cyber-attacks and exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks, including due to product failures; the occurrence of any event, change or other circumstance that could give rise to the termination of the agreement relating to the Arcosa Acquisition; the failure to obtain the required approval of Arcosa’s stockholders; the failure to satisfy the other conditions to the completion of the Arcosa Acquisition, including the receipt of required regulatory approvals; risks that the Arcosa Acquisition disrupts CRH’s current plans and operations; the ability to recognize the anticipated benefits of the Arcosa Acquisition; the amount of costs, fees, expenses and charges related to the Arcosa Acquisition and the actual terms of the financing obtained in connection with the Arcosa Acquisition; diversion of management’s attention from ongoing business operations and opportunities; potential litigation relating to the Arcosa Acquisition; and the effect of the announcement or pendency of the Arcosa Acquisition on CRH’s and Arcosa’s business relationships, operating results and business generally. Additional factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those expressed by the forward-looking statements in this Quarterly Report including, but not limited to, the risks and uncertainties described herein and in “Risk Factors” in Item 1A of this Quarterly Report and the Company's 2025 Form 10-K and in our other filings with the SEC.

CRH FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except share and per share data)

	Three months ended		Six months ended
	June 30		June 30
	2026	2025	2026	2025
Product revenues	8,491	7,919	14,725	13,531
Service revenues	2,286	2,287	3,422	3,431
Total revenues	10,777	10,206	18,147	16,962
Cost of product revenues	(4,429)	(4,083)	(8,680)	(7,909)
Cost of service revenues	(2,054)	(2,097)	(3,128)	(3,190)
Total cost of revenues	(6,483)	(6,180)	(11,808)	(11,099)
Gross profit	4,294	4,026	6,339	5,863
Selling, general and administrative expenses	(2,267)	(2,120)	(4,324)	(3,953)
Gain on disposal of long-lived assets	52	29	74	43
Loss on impairments	–	–	(48)	–
Operating income	2,079	1,935	2,041	1,953
Interest income	22	30	43	67
Interest expense	(220)	(200)	(423)	(381)
Other nonoperating income (expense), net	282	(9)	278	(29)
Income from operations before income tax expense and income from equity method investments	2,163	1,756	1,939	1,610
Income tax expense	(661)	(425)	(606)	(367)
Income (loss) from equity method investments	9	1	(2)	(9)
Net income	1,511	1,332	1,331	1,234
Net (income) attributable to redeemable noncontrolling interests	(10)	(8)	(10)	(8)
Net (income) attributable to noncontrolling interests	(15)	(5)	(11)	(1)
Net income attributable to CRH	1,486	1,319	1,310	1,225

Earnings per share attributable to CRH
Basic	$2.22	$1.95	$1.94	$1.79
Diluted	$2.21	$1.94	$1.93	$1.78

Weighted average common shares outstanding
Basic	667.2	674.8	667.9	675.8
Diluted	668.8	677.7	670.3	679.9
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in $ millions)

	Three months ended		Six months ended
	June 30		June 30
	2026	2025	2026	2025
Net income	1,511	1,332	1,331	1,234
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(13)	511	(102)	749
Net change in fair value of effective portion of cash flow hedges, net of tax of $5 million and $3 million for the three months ended June 30, 2026, and June 30, 2025, respectively; and $(2) million and $5 million for the six months ended June 30, 2026, and June 30, 2025, respectively	(4)	(10)	2	(33)
Actuarial losses and prior service credits for pension and other postretirement plans, net of tax of $2 million and $nil million for the three months ended June 30, 2026, and June 30, 2025, respectively; and $2 million and $1 million for the six months ended June 30, 2026, and June 30, 2025, respectively	(9)	(9)	(10)	(16)
Other comprehensive (loss) income	(26)	492	(110)	700
Comprehensive income	1,485	1,824	1,221	1,934
Comprehensive (income) attributable to redeemable noncontrolling interests	(10)	(8)	(10)	(8)
Comprehensive (income) attributable to noncontrolling interests	(12)	(36)	(20)	(41)
Comprehensive income attributable to CRH	1,463	1,780	1,191	1,885
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Condensed Consolidated Balance Sheets (Unaudited)
(in $ millions, except share data)

	June 30	December 31	June 30
	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	3,025	4,096	2,876
Restricted cash	58	51	–
Accounts receivable, net of allowance for credit losses of $136 million, $137 million, and $151 million as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively	6,777	5,178	6,490
Inventories	5,103	5,251	5,051
Other current assets	789	678	734
Total current assets	15,752	15,254	15,151
Property, plant and equipment, net	24,885	24,937	23,017
Equity method investments	464	502	712
Goodwill	13,150	13,099	11,673
Intangible assets, net	2,037	2,048	1,239
Operating lease right-of-use assets, net	1,285	1,471	1,295
Other noncurrent assets	979	1,018	897
Total assets	58,552	58,329	53,984

Liabilities, redeemable noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	3,535	3,263	3,303
Accrued expenses	2,046	2,196	2,266
Current portion of long-term debt	2,516	1,175	1,171
Operating lease liabilities	258	286	247
Other current liabilities	1,622	1,834	1,697
Total current liabilities	9,977	8,754	8,684
Long-term debt	15,410	16,478	14,642
Deferred income tax liabilities	3,509	3,511	3,202
Noncurrent operating lease liabilities	1,069	1,232	1,096
Other noncurrent liabilities	3,052	2,876	2,730
Total liabilities	33,017	32,851	30,354
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	435	430	389
Shareholders’ equity
Preferred stock, €1.27 par value, nil, 150,000 and 150,000 shares authorized and nil, 50,000 and 50,000 shares issued and outstanding for 5% preferred stock and nil, 872,000 and 872,000 shares authorized, issued and outstanding for 7% 'A' preferred stock, as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively	–	1	1
Common stock, €0.32 par value, 1,250,000,000 shares authorized; 701,490,721, 706,946,142 and 711,792,599 issued and 665,895,636, 668,630,350 and 673,202,797 outstanding, as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively	284	286	288
Treasury stock, at cost (35,595,085, 38,315,792 and 38,589,802 shares as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively)	(1,896)	(2,016)	(2,028)
Additional paid-in capital	285	397	323
Accumulated other comprehensive loss	(376)	(257)	(345)
Retained earnings	25,738	25,593	24,106
Total shareholders’ equity attributable to CRH shareholders	24,035	24,004	22,345
Noncontrolling interests	1,065	1,044	896
Total equity	25,100	25,048	23,241
Total liabilities, redeemable noncontrolling interests and equity	58,552	58,329	53,984
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Six months ended
	June 30
	2026	2025
Cash Flows from Operating Activities:
Net income	1,331	1,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,124	1,005
Loss on impairments	48	–
Share-based compensation	73	66
Gain on disposals from businesses and long-lived assets, net	(334)	(12)
Deferred tax expense	31	5
Loss from equity method investments	2	9
Pension and other postretirement benefits net periodic benefit cost	–	12
Non-cash operating lease costs	164	134
Other items, net	6	2
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(1,824)	(1,397)
Inventories	(140)	(107)
Accounts payable	248	(58)
Operating lease liabilities	(167)	(153)
Other assets	(55)	(250)
Other liabilities	23	249
Pension and other postretirement benefits contributions	(21)	(20)
Dividends received from equity method investments	4	–
Net cash provided by operating activities	513	719

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, and intangibles	(1,240)	(1,300)
Acquisitions, net of cash acquired	(1,110)	(648)
Proceeds from divestitures	1,676	37
Proceeds from disposal of long-lived assets	96	65
Distributions received from equity method investments	–	13
Settlements of derivatives	(33)	(33)
Deferred divestiture consideration received	–	38
Other investing activities, net	23	33
Net cash used in investing activities	(588)	(1,795)

CRH FORM 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in $ millions)

	Six months ended
	June 30
	2026	2025
Cash Flows from Financing Activities:
Proceeds from debt issuances	1,552	4,542
Payments on debt	(1,129)	(3,352)
Settlements of derivatives	(40)	77
Payments of finance lease obligations	(73)	(46)
Deferred and contingent acquisition consideration paid	(18)	(13)
Dividends paid	(521)	(500)
Distributions to noncontrolling and redeemable noncontrolling interests	(23)	(22)
Transactions involving noncontrolling interests	(24)	2
Repurchases of common stock	(607)	(644)
Amounts related to employee share plans	(66)	(56)
Net cash used in financing activities	(949)	(12)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(40)	205
Decrease in cash and cash equivalents, including restricted cash	(1,064)	(883)
Cash and cash equivalents and restricted cash at the beginning of period	4,147	3,759
Cash and cash equivalents and restricted cash at the end of period	3,083	2,876

Supplemental cash flow information:
Cash paid for interest (including finance leases)	335	251
Cash paid for income taxes	404	304

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents presented in the Condensed Consolidated Balance Sheets	3,025	2,876
Restricted cash presented in the Condensed Consolidated Balance Sheets	58	–
Total cash and cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows	3,083	2,876
The accompanying notes form an integral part of the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	0.9	$1	704	$285	(35.8)	($1,905)	$250	($353)	$24,793	$23,071	$1,052	$24,123
Net income	–	–	–	–	–	–	–	–	1,486	1,486	15	1,501
Other comprehensive loss	–	–	–	–	–	–	–	(23)	–	(23)	(3)	(26)
Share-based compensation	–	–	–	–	–	–	44	–	–	44	–	44
Repurchases and retirement of preferred stock	(0.9)	(1)	–	–	–	–	–	–	–	(1)	–	(1)
Repurchases and retirement of common stock	–	–	(2.5)	(1)	–	–	–	–	(274)	(275)	–	(275)
Shares issued under employee share plans	–	–	–	–	0.2	9	(9)	–	–	–	–	–
Dividends declared on common stock	–	–	–	–	–	–	–	–	(260)	(260)	–	(260)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(4)	(4)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	5	5
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(7)	(7)	–	(7)
Balance as of June 30, 2026	–	$–	701.5	$284	(35.6)	($1,896)	$285	($376)	$25,738	$24,035	$1,065	$25,100
For the three months ended June 30, 2026, dividends declared on Common stock were $0.39 per common share.

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	0.9	$1	706.9	$286	(38.3)	($2,016)	$397	($257)	$25,593	$24,004	$1,044	$25,048
Net income	–	–	–	–	–	–	–	–	1,310	1,310	11	1,321
Other comprehensive loss	–	–	–	–	–	–	–	(119)	–	(119)	9	(110)
Share-based compensation	–	–	–	–	–	–	73	–	–	73	–	73
Repurchases and retirement of preferred stock	(0.9)	(1)	–	–	–	–	–	–	–	(1)	–	(1)
Repurchases and retirement of common stock	–	–	(5.4)	(2)	–	–	–	–	(605)	(607)	–	(607)
Shares issued under employee share plans	–	–	–	–	2.7	120	(185)	–	(1)	(66)	–	(66)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(521)	(521)	–	(521)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(4)	(4)
Noncontrolling interests arising on acquisition	–	–	–	–	–	–	–	–	–	–	5	5
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	(24)	(24)	–	(24)
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(14)	(14)	–	(14)
Balance as of June 30, 2026	–	$–	701.5	$284	(35.6)	($1,896)	$285	($376)	$25,738	$24,035	$1,065	$25,100
For the six months ended June 30, 2026, dividends declared on Common stock were $0.78 per common share.

CRH FORM 10-Q

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in $ millions, except share and per share data)

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	0.9	$1	715.4	$289	(38.9)	($2,038)	$298	($806)	$23,375	$21,119	$859	$21,978
Net income	–	–	–	–	–	–	–	–	1,319	1,319	5	1,324
Other comprehensive income	–	–	–	–	–	–	–	461	–	461	31	492
Share-based compensation	–	–	–	–	–	–	34	–	–	34	–	34
Repurchases and retirement of common stock	–	–	(3.7)	(1)	–	–	–	–	(333)	(334)	–	(334)
Shares issued under employee share plans	–	–	–	–	0.3	10	(9)	–	–	1	–	1
Dividends declared on common stock	–	–	–	–	–	–	–	–	(249)	(249)	–	(249)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(1)	(1)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	2	2
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(6)	(6)	–	(6)
Balance as of June 30, 2025	0.9	$1	711.7	$288	(38.6)	($2,028)	$323	($345)	$24,106	$22,345	$896	$23,241
For the three months ended June 30, 2025, dividends declared on Common stock were $0.37 per common share.

	Preferred stock		Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to CRH Shareholders	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	0.9	$1	718.6	$290	(41.4)	($2,137)	$422	($1,005)	$24,036	$21,607	$859	$22,466
Net income	–	–	–	–	–	–	–	–	1,225	1,225	1	1,226
Other comprehensive income	–	–	–	–	–	–	–	660	–	660	40	700
Share-based compensation	–	–	–	–	–	–	66	–	–	66	–	66
Repurchases and retirement of common stock	–	–	(6.9)	(2)	–	–	–	–	(642)	(644)	–	(644)
Shares issued under employee share plans	–	–	–	–	2.8	109	(165)	–		(56)	–	(56)
Dividends declared on common stock	–	–	–	–	–	–	–	–	(500)	(500)	–	(500)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(6)	(6)
Transactions involving noncontrolling interests	–	–	–	–	–	–	–	–	–	–	2	2
Adjustment of redeemable noncontrolling interests to redemption value	–	–	–	–	–	–	–	–	(13)	(13)	–	(13)
Balance as of June 30, 2025	0.9	$1	711.7	$288	(38.6)	($2,028)	$323	($345)	$24,106	$22,345	$896	$23,241
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
1.2. Basis of presentation and use of estimates
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited Consolidated Financial Statements and related notes thereto included in the Company’s 2025 Form 10-K. In the opinion of our management, these statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods and as of the dates presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future interim period. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2025 Form 10-K.
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
1.4. New accounting standards
Refer to the audited Consolidated Financial Statements included in the Company's 2025 Form 10-K for impacts of new accounting standards. There were no material impacts from the adoption of new accounting standards to the Company's Condensed Consolidated Financial Statements for the six months ended June 30, 2026.

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
Building & Infrastructure Solutions provide products that connect and protect critical water, energy and data infrastructure and deliver complex commercial building projects.
Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.

	Three months ended June 30, 2026
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials (i)	1,638	–	1,589	3,227
Road Solutions (i)	3,319	–	1,350	4,669
Building & Infrastructure Solutions (ii)	–	764	566	1,330
Outdoor Living Solutions	–	1,353	198	1,551
Total revenues	4,957	2,117	3,703	10,777

	Three months ended June 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	1,365	–	1,376	2,741
Road Solutions (i)	3,144	–	1,392	4,536
Building & Infrastructure Solutions (ii)	–	697	585	1,282
Outdoor Living Solutions	–	1,462	185	1,647
Total revenues	4,509	2,159	3,538	10,206

	Six months ended June 30, 2026
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials (i)	2,782	–	2,777	5,559
Road Solutions (i)	4,899	–	2,482	7,381
Building & Infrastructure Solutions (ii)	–	1,355	1,104	2,459
Outdoor Living Solutions	–	2,430	318	2,748
Total revenues	7,681	3,785	6,681	18,147

	Six months ended June 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Principal activities and products
Essential Materials	2,241	–	2,438	4,679
Road Solutions (i)	4,511	–	2,527	7,038
Building & Infrastructure Solutions (ii)	–	1,265	1,091	2,356
Outdoor Living Solutions	–	2,576	313	2,889
Total revenues	6,752	3,841	6,369	16,962

CRH FORM 10-Q

(i) Revenue from contracts with customers in the Essential Materials and Road Solutions principal activities and products categories that is recognized over time was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2026	2025	2026	2025
Americas Materials Solutions	1,831	1,709	2,569	2,347
International Solutions	337	448	625	843
Total revenue from contracts with customers	2,168	2,157	3,194	3,190
(ii) Revenue from contracts with customers in the Building & Infrastructure Solutions principal activities and products category that is recognized over time was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2026	2025	2026	2025
Americas Building Solutions	15	14	26	28
International Solutions	103	116	202	213
Total revenue from contracts with customers	118	130	228	241
Contract assets were $793 million, $525 million and $834 million and contract liabilities were $358 million, $405 million and $396 million, as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively. The Company recognized revenue of $309 million and $334 million for the six months ended June 30, 2026, and June 30, 2025, respectively, which was previously included in the contract liability balance as of December 31, 2025, and December 31, 2024, respectively.
Contract assets include unbilled revenue and retentions held by customers in respect of construction contracts as of June 30, 2026, December 31, 2025, and June 30, 2025 amounting to $575 million and $218 million, $299 million and $226 million, and $618 million and $216 million, respectively. Unbilled revenue represents the estimated value of unbilled work for projects with performance obligations recognized over time. Retentions represent amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retentions that have been billed but are not due until completion of performance and acceptance by customers, are generally expected to be collected within one year. The Company applies the practical expedient and does not adjust any of its transaction prices for the time value of money.
On June 30, 2026, the Company had $3,254 million of transaction price allocated to remaining performance obligations. The majority of open contracts as of June 30, 2026 are expected to close and revenue to be recognized within 12 months of the balance sheet date.

3. Assets held for sale and divestitures
On January 27, 2026, the Company entered into an agreement to divest of its construction accessories operations for consideration of $0.7 billion. A goodwill impairment of $48 million was recognized on the operations' assets in the first quarter of 2026 to reflect the reduction to fair value less costs to sell, inclusive of Cumulative Translation Adjustment (CTA), the primary driver of the impairment. The transaction closed on May 29, 2026. The results of the divested operations, up to the date of divestiture, are reported in the International Solutions segment.
On March 16, 2026, the Company entered into an agreement to divest of its lawn and garden operations for consideration of $1.1 billion. The transaction closed on May 8, 2026. The results of the divested operations, up to the date of divestiture, are reported in the Americas Building Solutions segment.
Total second quarter divestitures resulted in a pre-tax gain of $266 million which is included in Other nonoperating income (expense), net in the Condensed Consolidated Statements of Income.

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
During the six months ended June 30, 2026, the Company completed the acquisition of 16 companies. The total cash consideration for these acquisitions, net of cash acquired, was $1,110 million. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practical but no later than one year from the acquisition dates.
The provisional amounts for assets acquired, liabilities assumed, and consideration related to the acquisitions as of June 30, 2026, including measurement period adjustments to provisional fair values in respect of acquisitions completed in previous periods, were:

in $ millions	Total (i)
Identifiable assets acquired and liabilities assumed
Assets
Cash and cash equivalents	73
Accounts receivable, net	132
Inventories	49
Other current assets	10
Property, plant and equipment, net	291
Intangible assets, net	114
Operating lease right-of-use assets, net	29
Total assets	698
Liabilities
Accounts payable	45
Accrued expenses	9
Operating lease liabilities	29
Long-term debt	1
Deferred income tax liabilities	33
Other liabilities	32
Total liabilities	149
Total identifiable net assets at fair value	549
Goodwill	649
Noncontrolling interests	(5)
Total consideration	1,193

Consideration satisfied by:
Cash payments	1,183
Deferred consideration (stated at net present cost)	10
Total consideration	1,193

Acquisitions of businesses, net of cash acquired
Cash consideration	1,183
Less: cash and cash equivalents acquired	(73)
Total outflow in the Condensed Consolidated Statements of Cash Flows	1,110
(i)    Acquisitions are aggregated on the basis of individual immateriality. The acquisition balance sheet presented in this note reflects the identifiable net assets acquired in respect of acquisitions completed in the six months ended June 30, 2026, together with measurement period adjustments to provisional fair values in respect of acquisitions completed during previous periods; none of which were material or non-routine substantial.
As a result of the acquisitions completed in the six months ended June 30, 2026, including adjustments to provisional values, the Company recognized $114 million of amortizable intangible assets and $649 million of goodwill. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of cost savings and synergies within the Company’s segments and intangible assets that do not qualify for separate recognition. Of the goodwill recognized in respect of the acquisitions completed in the six months ended June 30, 2026, $60 million is expected to be deductible for tax purposes. The amortizable intangible assets will be amortized against earnings over a weighted average of eight years.
On June 22, 2026, CRH announced a definitive agreement to acquire Arcosa, a leading U.S. provider of infrastructure-related materials, products, and solutions, headquartered in Dallas, Texas, in an all-cash transaction for $150 per share reflecting a total enterprise value of approximately $8.5 billion. The acquisition is expected to close in the first quarter of 2027 subject to approval of Arcosa’s stockholders, regulatory approvals, and other customary closing conditions.

CRH FORM 10-Q

Acquisition-related costs
Acquisition-related costs have been included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. These costs include legal and consulting expenses incurred in connection with completed acquisitions. The Company incurred acquisition-related costs of $10 million and $10 million for the three months ended June 30, 2026 and June 30, 2025, respectively. The Company incurred acquisition-related costs of $14 million and $15 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
For the period from acquisition date through June 30, 2026, and June 30, 2025, respectively, acquisitions contributed $59 million and $134 million to Total revenues, and a loss of $12 million and $8 million to Net income attributable to CRH, including the effect of interest expense to finance the acquisitions.
Pro forma results of operations for the acquisitions completed in the six months ended June 30, 2026, as if they were combined as of January 1, 2025, have not been presented because they are not material to the Condensed Consolidated Financial Statements.

5. Accounts receivable, net
Accounts receivable, net, were:

	June 30	December 31	June 30
in $ millions	2026	2025	2025
Trade receivables	5,534	4,296	5,326
Construction contract assets	793	525	834
Total accounts receivable	6,327	4,821	6,160
Less: allowance for credit losses	(136)	(137)	(151)
Other current receivables	586	494	481
Total accounts receivable, net	6,777	5,178	6,490
Of the total Accounts receivable, net balances, $12 million, $32 million and $62 million as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively, were due from equity method investments.

The changes in the allowance for credit losses were:

in $ millions	2026	2025
As of January 1	137	140
Charge-offs	(6)	(7)
Provision for credit losses	8	2
Foreign currency translation and other	(3)	16
As of June 30	136	151

6. Inventories
Inventories were:

	June 30	December 31	June 30
in $ millions	2026	2025	2025
Raw materials	2,349	2,295	2,434
Work-in-process	351	360	270
Finished goods	2,403	2,596	2,347
Total inventories	5,103	5,251	5,051

CRH FORM 10-Q

7. Goodwill
The changes in the carrying amount of goodwill were:

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2025	6,964	3,328	2,807	13,099
Acquisitions	60	550	39	649
Foreign currency translation adjustment	(18)	(5)	(37)	(60)
Impairment charge	–	–	(48)	(48)
Divestitures	(1)	(318)	(171)	(490)
Reallocation	–	(14)	14	–
Carrying value, June 30, 2026	7,005	3,541	2,604	13,150

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061
Acquisitions	1,144	188	488	1,820
Foreign currency translation adjustment	24	70	134	228
Divestitures	(7)	–	(3)	(10)
Carrying value, December 31, 2025	6,964	3,328	2,807	13,099

in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Carrying value, December 31, 2024	5,803	3,070	2,188	11,061
Acquisitions	182	142	47	371
Foreign currency translation adjustment	23	11	210	244
Divestitures	–	–	(3)	(3)
Carrying value, June 30, 2025	6,008	3,223	2,442	11,673
During the six months ended June 30, 2026, a goodwill impairment loss of $48 million has been recorded within the Company’s International Solutions segment relating to assets held for sale. There were no goodwill impairment charges recorded during the six months ended June 30, 2025.

CRH FORM 10-Q

8. Additional financial information
Other current assets were:

	June 30	December 31	June 30
in $ millions	2026	2025	2025
Prepayments	468	394	451
Income taxes recoverable	229	274	214
Other	92	10	69
Total other current assets	789	678	734

Accrued expenses were:

	June 30	December 31	June 30
in $ millions	2026	2025	2025
Accrued payroll and employee benefits	801	996	962
Other accruals	1,245	1,200	1,304
Total accrued expenses	2,046	2,196	2,266

Other current liabilities were:

	June 30	December 31	June 30
in $ millions	2026	2025	2025
Construction contract liabilities	358	405	396
Insurance liability	185	163	184
Income tax payable	65	106	58
Accrued external interest payable (excluding lease interest)	292	214	254
Finance lease liability	116	116	81
Other	606	830	724
Total other current liabilities	1,622	1,834	1,697

Other noncurrent liabilities were:

	June 30	December 31	June 30
in $ millions	2026	2025	2025
Income tax payable	1,029	868	873
Asset retirement obligations	346	357	348
Pension liability	214	248	238
Insurance liability	369	335	297
Finance lease liability	444	418	361
Other	650	650	613
Total other noncurrent liabilities	3,052	2,876	2,730

CRH FORM 10-Q

9. Debt
Long-term debt was:

		June 30	December 31	June 30
in $ millions	Effective interest rate	2026	2025	2025
Senior Notes (U.S. Dollar denominated unless otherwise noted)
1.250% euro Senior Notes due 2026	1.25%	855	882	879
3.400% Senior Notes due 2027	3.49%	600	600	600
4.000% euro Senior Notes due 2027	4.13%	570	588	586
3.950% Senior Notes due 2028	4.07%	900	900	900
1.375% euro Senior Notes due 2028	1.42%	684	705	703
5.200% Senior Notes due 2029	5.30%	750	750	750
4.125% Sterling Senior Notes due 2029	4.22%	529	539	548
5.125% Senior Notes due 2030	5.25%	1,250	1,250	1,250
1.625% euro Senior Notes due 2030	1.72%	855	882	879
4.400% Senior Notes due 2031	4.58%	1,000	1,000	–
4.000% euro Senior Notes due 2031	4.10%	855	882	879
6.400% Senior Notes due 2033 (i)	6.43%	213	213	213
5.400% Senior Notes due 2034	5.52%	750	750	750
5.500% Senior Notes due 2035	5.57%	1,250	1,250	1,250
4.250% euro Senior Notes due 2035	4.38%	855	882	879
5.000% Senior Notes due 2036	5.15%	1,000	1,000	–
5.125% Senior Notes due 2045	5.25%	500	500	500
4.400% Senior Notes due 2047	4.44%	400	400	400
4.500% Senior Notes due 2048	4.63%	600	600	600
5.875% Senior Notes due 2055	5.97%	500	500	500
5.600% Senior Notes due 2056	5.74%	500	500	–
Bank and Other Debt Obligations
USD interest-bearing loan due 2027	4.96%	750	750	750
PHP interest-bearing loan due 2027	5.63%	389	391	410
AUD interest-bearing loan due 2028	6.09%	421	411	–
AUD interest-bearing loan due 2029	—%	–	–	483
AUD interest-bearing loan due 2030	5.31%	218	258	–
U.S. Dollar Commercial Paper	4.12%	651	–	1,002
Euro Commercial Paper	—%	–	170	–
Other obligations		71	78	78

Unamortized discounts and debt issuance costs		(95)	(98)	(83)
Total long-term debt (ii)		17,821	17,533	15,706
Less: current portion of long-term debt (iii)		(2,411)	(1,055)	(1,064)
Long-term debt		15,410	16,478	14,642
(i)    The $300 million 6.400% Senior Notes were issued in September 2003, and at the time of issuance the Senior Notes were partially swapped to floating interest rates. In August 2009 and December 2010, $87 million of the issued Senior Notes were acquired by the Company as part of liability management exercises undertaken and the interest rate hedge was closed out. The remaining fair value hedge adjustment on the hedged item in the Condensed Consolidated Balance Sheets was $22 million, $23 million, and $25 million as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively.
(ii)    Of the Company’s nominal fixed rate debt as of June 30, 2026, December 31, 2025, and June 30, 2025, $500 million, $500 million, and $500 million, respectively, was hedged to daily compounded Secured Overnight Financing Rate (SOFR) using interest rate swaps. Of the Company’s nominal floating rate debt as of June 30, 2026, December 31, 2025, and June 30, 2025, $413 million, $nil million, and $nil million, respectively, was hedged to fixed rates using interest rate swaps.
(iii) Excludes borrowings from bank overdrafts of $105 million, $120 million, and $107 million, which are recorded within Current portion of long-term debt in the Condensed Consolidated Balance Sheets as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively.
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

CRH FORM 10-Q

In the event of a change-of-control repurchase event, the Company is obligated to offer repurchase options for the 3.400% Senior Notes due 2027, 3.950% Senior Notes due 2028, 5.200% Senior Notes due 2029, 5.125% Senior Notes due 2030, 4.400% Senior Notes due 2031, 5.400% Senior Notes due 2034, 5.500% Senior Notes due 2035, 5.000% Senior Notes due 2036, 5.125% Senior Notes due 2045, 4.400% Senior Notes due 2047, 4.500% Senior Notes due 2048, 5.875% Senior Notes due 2055, and 5.600% Senior Notes due 2056. This repurchase involves a cash payment equal to 101% of the principal amount, along with any accrued and unpaid interest.
If the Company's credit rating falls below investment-grade, the Company would be required to make an additional coupon step-up payment on the 5.125% Senior Notes due 2045. The increase is 25 basis points (bps) per rating notch per agency, capped at 100 bps per agency. However, this coupon step-up would reverse if the Company returns to an investment-grade rating.
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
The deferred financing costs associated with the RCF were $4 million as of June 30, 2026. The total potential credit available through this arrangement is €3,500 million, inclusive of the ability to issue letters of credit.
As of June 30, 2026, December 31, 2025, and June 30, 2025, there were no outstanding borrowings or letters of credit issued under the RCF and the undrawn committed facility available to be drawn by the Company as of June 30, 2026 was $3,988 million (€3,500 million equivalent).
The RCF includes customary terms and conditions for investment-grade borrowers. There are no financial covenants.
In December 2024, the Company entered into a new $750 million two-year fixed rate term loan facility which was fully drawn. In December 2025, this facility was extended by one year to 2027.
In connection with the Arcosa Acquisition, on June 22, 2026, the Company, as guarantor, and CRH America Finance, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the Company (‘America Finance’), as borrower, entered into a bridge facility agreement with the lenders party thereto, pursuant to which the lenders committed to provide a 364-day $5.8 billion U.S. dollar term loan facility (the ‘Bridge Facility’) to finance, in part, the consideration payable in connection with the Arcosa Acquisition, the refinancing of certain of Arcosa’s existing debt and related fees and expenses. Borrowings under the Bridge Facility bear interest at SOFR plus a margin which increases over the tenor of the loan, initially at 0.25% for the first quarter, increasing to 0.40% for the next quarter, and increasing by another 0.20% each quarter thereafter. A ticking fee is payable on a quarterly basis based on a percentage of the applicable margin and calculated on the daily undrawn amount of the Bridge Facility. As of June 30, 2026, there were no outstanding borrowings under the Bridge Facility.
On July 17, 2026, the Company, as guarantor, and America Finance, as borrower, entered into a three-year $2.5 billion term loan facility in connection with the Arcosa Acquisition (the ‘Term Loan Facility’). As a result of the Term Loan Facility, the commitments under the Bridge Facility were reduced from $5.8 billion to $3.3 billion. Borrowings under the Term Loan Facility bear interest at SOFR plus a margin determined in accordance with a ratings-based pricing grid. A ticking fee is payable on a quarterly basis based on a percentage of the applicable margin and calculated on the daily undrawn amount of the Term Loan Facility.
Both the Bridge Facility and the Term Loan Facility include customary terms and conditions for investment-grade borrowers. There are no financial covenants. The funding of the Bridge Facility and the Term Loan Facility are subject to the occurrence of customary closing conditions for the Arcosa Acquisition.
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
Commercial Paper:
As of June 30, 2026, the Company had a $4 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity as required. The Company’s RCF supports the commercial paper programs with a separate €750 million swingline sublimit which allows for same-day drawing in either euro or U.S. Dollar. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
The long-term debt maturities, net of the unamortized discounts and debt issuance costs, for the periods subsequent to June 30, 2026 are as follows:

in $ millions	Remainder of 2026	2027	2028	2029	2030	2031 and thereafter	Total
Long-term debt maturities	1,526	2,207	1,986	1,346	2,245	8,511	17,821

CRH FORM 10-Q

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
The carrying values of the Company’s Long-term debt were $17,821 million, $17,533 million, and $15,706 million as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively. The fair values of the Company’s Long-term debt were $17,608 million, $17,502 million, and $15,587 million as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively. The Company’s Long-term debt obligations are Level 2 instruments whose fair value is derived from quoted market prices.
The Redeemable noncontrolling interests included in the Condensed Consolidated Balance Sheets are marked to fair value on a recurring basis using Level 3 inputs. The redemption value of Redeemable noncontrolling interests approximates the fair value and is based on a range of estimated potential outcomes of the expected payment amounts primarily dependent on underlying performance metrics. The unobservable inputs in the valuation include a discount rate determined using a Capital Asset Pricing Model methodology with ranges of between 6.22% and 7.26%.
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
The summary of the income tax expense from operations was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2026	2025	2026	2025
Total tax expense	661	425	606	367
Effective income tax rate	31%	24%	31%	23%
The increase in effective tax rate for the three and six months ended June 30, 2026 respectively, is mainly driven by the divestiture of the lawn and garden and construction accessories operations.
12. Earnings per share (EPS)
The calculation of basic and diluted earnings per share was:

	Three months ended		Six months ended
	June 30		June 30
in $ millions, except share and per share data	2026	2025	2026	2025
Numerator
Net income	1,511	1,332	1,331	1,234
Net (income) attributable to redeemable noncontrolling interests	(10)	(8)	(10)	(8)
Net (income) attributable to noncontrolling interests	(15)	(5)	(11)	(1)
Adjustment of redeemable noncontrolling interests to redemption value	(7)	(6)	(14)	(13)
Net income attributable to CRH for EPS - basic and diluted	1,479	1,313	1,296	1,212

Denominator
Weighted average common shares outstanding - basic (i)	667.2	674.8	667.9	675.8
Effect of dilutive employee share awards (ii)	1.6	2.9	2.4	4.1
Weighted average common shares outstanding - diluted	668.8	677.7	670.3	679.9

Earnings per share attributable to CRH
Basic	$2.22	$1.95	$1.94	$1.79
Diluted	$2.21	$1.94	$1.93	$1.78
(i) The weighted average number of common shares included in the computation of basic and diluted earnings per share has been adjusted to exclude shares repurchased and held by the Company as Treasury stock given that these shares are not entitled to receive dividends.
(ii) Common shares that would only be issued contingent on certain conditions totaling 2,699,537 as of June 30, 2026 and 3,757,241 as of June 30, 2025, are excluded from the computation of diluted earnings per share where the conditions governing exercisability have not been satisfied as of the end of the reporting period or they are antidilutive for the period presented.

CRH FORM 10-Q

13. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were:

in $ millions	Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Plans	Total
Balance as of March 31, 2026	(288)	(42)	(23)	(353)
Other comprehensive income before reclassifications	40	8	1	49
Amounts reclassified from Accumulated other comprehensive loss	(53)	(12)	(10)	(75)
Net current-period other comprehensive (loss)	(13)	(4)	(9)	(26)
Other comprehensive loss attributable to noncontrolling interests	3	–	–	3
Balance as of June 30, 2026	(298)	(46)	(32)	(376)

Balance as of December 31, 2025	(187)	(48)	(22)	(257)
Other comprehensive (loss) income before reclassifications	(49)	16	2	(31)
Amounts reclassified from Accumulated other comprehensive loss	(53)	(14)	(12)	(79)
Net current-period other comprehensive (loss) income	(102)	2	(10)	(110)
Other comprehensive (income) attributable to noncontrolling interests	(9)	–	–	(9)
Balance as of June 30, 2026	(298)	(46)	(32)	(376)

Balance as of March 31, 2025	(627)	(86)	(93)	(806)
Other comprehensive income (loss) before reclassifications	519	(11)	–	508
Amounts reclassified from Accumulated other comprehensive loss	(8)	1	(9)	(16)
Net current-period other comprehensive income (loss)	511	(10)	(9)	492
Other comprehensive (income) attributable to noncontrolling interests	(31)	–	–	(31)
Balance as of June 30, 2025	(147)	(96)	(102)	(345)

Balance as of December 31, 2024	(856)	(63)	(86)	(1,005)
Other comprehensive income (loss) before reclassifications	783	(32)	–	751
Amounts reclassified from Accumulated other comprehensive loss	(34)	(1)	(16)	(51)
Net current-period other comprehensive income (loss)	749	(33)	(16)	700
Other comprehensive (income) attributable to noncontrolling interests	(40)	–	–	(40)
Balance as of June 30, 2025	(147)	(96)	(102)	(345)

The amounts reclassified from Accumulated other comprehensive loss to income were:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2026	2025	2026	2025
Cash flow hedges
Cost of product revenues	(16)	1	(18)	(1)
Income tax expense	4	–	4	–
Total	(12)	1	(14)	(1)
Pension and other postretirement plans
Other nonoperating income, net	(12)	(9)	(14)	(17)
Income tax expense	2	–	2	1
Total	(10)	(9)	(12)	(16)
Reclassifications from Accumulated other comprehensive loss to income	(22)	(8)	(26)	(17)

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
The Americas Building Solutions segment manufactures, supplies and delivers building products for the built environment in communities across North America. Our subsidiaries within this segment offer building and infrastructure solutions serving complex critical infrastructure (such as water, energy, transportation and data projects) and outdoor living solutions for enhancing private and public spaces.
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
The key performance measures and segment expenses for the Company’s reportable segments were:

	Three months ended June 30, 2026
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Total revenues	4,957	2,117	3,703	10,777
Less:
Labor	1,011	362	685	2,058
Energy costs	245	34	304	583
Other segment items (i)	2,317	1,259	1,933	5,509
Adjusted EBITDA	1,384	462	781	2,627

	Three months ended June 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Total revenues	4,509	2,159	3,538	10,206
Less:
Labor	948	385	648	1,981
Energy costs	208	32	257	497
Other segment items (i)	2,112	1,241	1,912	5,265
Adjusted EBITDA	1,241	501	721	2,463

	Six months ended June 30, 2026
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Total revenues	7,681	3,785	6,681	18,147
Less:
Labor	1,858	737	1,390	3,985
Energy costs	395	69	540	1,004
Other segment items (i)	3,941	2,230	3,774	9,945
Adjusted EBITDA	1,487	749	977	3,213

CRH FORM 10-Q

	Six months ended June 30, 2025
in $ millions	Americas Materials Solutions	Americas Building Solutions	International Solutions	Total
Total revenues	6,752	3,841	6,369	16,962
Less:
Labor	1,702	760	1,305	3,767
Energy costs	348	64	477	889
Other segment items (i)	3,402	2,229	3,717	9,348
Adjusted EBITDA	1,300	788	870	2,958
(i)    The nature of other segment items is similar for each segment and primarily includes raw materials, haulage costs, subcontractor costs and other Selling, general and administrative expenses. The composition of other segment items is such that at a segment level none of these items is individually significant in determining segment performance.

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2026	2025	2026	2025
Adjusted EBITDA	2,627	2,463	3,213	2,958
Depreciation, depletion, and amortization	(548)	(528)	(1,124)	(1,005)
Loss on impairments (i)	–	–	(48)	–
Interest income	22	30	43	67
Interest expense	(220)	(200)	(423)	(381)
Gain (loss) on divestitures and investments (ii)	266	(16)	260	(42)
Pension income excluding current service cost component (ii)	13	5	18	9
Other interest, net (ii)	3	2	–	4
Income from operations before income tax expense and income from equity method investments	2,163	1,756	1,939	1,610
(i) Loss on impairments is comprised of $48 million within International Solutions for the six months ended June 30, 2026.
(ii) Gain (loss) on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income (expense), net in the Condensed Consolidated Statements of Income.

Depreciation, depletion and amortization for each of the segments were:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2026	2025	2026	2025
Depreciation, depletion and amortization
Americas Materials Solutions	239	235	500	455
Americas Building Solutions	91	97	184	188
International Solutions	218	196	440	362
Total depreciation, depletion and amortization	548	528	1,124	1,005

The segment assets were:

	June 30	December 31	June 30
in $ millions	2026	2025	2025
Assets
Americas Materials Solutions	26,574	25,396	22,993
Americas Building Solutions	10,081	9,712	9,838
International Solutions	17,901	18,121	17,098
Total assets for reportable segments	54,556	53,229	49,929

CRH FORM 10-Q

Additions to property, plant and equipment and intangible assets for each of the segments were:

	Six months ended
	June 30
in $ millions	2026	2025
Property, plant and equipment and intangible asset additions (i)
Americas Materials Solutions	635	582
Americas Building Solutions	207	314
International Solutions	535	494
Total property, plant and equipment and intangible asset additions	1,377	1,390
(i) Property, plant and equipment and intangible asset additions exclude asset retirement cost additions.

15. Pension and other postretirement benefits
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Income for the Pension and Other Postretirement Benefit (OPEB) Plans were:

	U.S.				Non-U.S.
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30		June 30		June 30		June 30
in $ millions	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	1	1	1	1	8	10	17	20
Interest cost	6	6	12	12	23	22	46	42
Expected return on assets	(6)	(6)	(12)	(11)	(25)	(26)	(51)	(49)
Amortization of:
Prior service credit	–	–	–	–	(3)	(3)	(6)	(6)
Actuarial loss	1	–	1	–	1	2	2	3
Curtailment gain	–	–	–	–	(1)	–	(1)	–
Settlement gain (i)	–	–	–	–	(9)	–	(9)	–
Net periodic benefit cost (ii) (iii)	2	1	2	2	(6)	5	(2)	10
(i) Settlement gain of $9 million for the three and six months ended June 30, 2026 relates to pension plans divested as part of the sale of the Company's construction accessories operations (see Note 3) and is included within Other nonoperating income (expense), net.
(ii) Includes net periodic benefit cost of $2 million and $1 million related to OPEB plans for the three months ended June 30, 2026 and June 30, 2025, respectively, and $3 million and $2 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
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
The carrying amounts of assets and liabilities of the consolidated VIE, reported within the Condensed Consolidated Balance Sheets before intragroup eliminations with other CRH companies were:

	June 30	December 31	June 30
in $ millions	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	18	40	27
Accounts receivable, net	40	42	43
Inventories	92	81	91
Other current assets	33	39	61
Total current assets	183	202	222
Property, plant and equipment, net	744	793	849
Goodwill	180	187	196
Intangible assets, net	–	–	1
Operating lease right-of-use assets, net	4	4	4
Other noncurrent assets	10	9	11
Total assets	1,121	1,195	1,283

Liabilities
Current liabilities:
Accounts payable	97	119	104
Accrued expenses	38	33	43
Current portion of long-term debt	318	13	62
Operating lease liabilities	1	1	1
Other current liabilities	16	21	25
Total current liabilities	470	187	235
Long-term debt	70	377	347
Deferred income tax liabilities	83	89	95
Noncurrent operating lease liabilities	3	3	4
Other noncurrent liabilities	22	21	23
Total liabilities	648	677	704

The operating results of the consolidated VIE, reported within the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows before intragroup eliminations with other CRH companies were:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2026	2025	2026	2025
Total revenues	73	82	147	166
Total cost of revenues	(69)	(85)	(153)	(165)
Gross profit (loss)	4	(3)	(6)	1
Net loss	(5)	(17)	(28)	(30)

Net cash used in operating activities			(35)	(12)

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
During the periods ended June 30, 2026 and June 30, 2025 the Company adjusted the carrying amount of the redeemable noncontrolling interests to reflect the estimated redemption values as of the balance sheet date. The adjustment was based on the formulaic redemption values, with an offsetting entry to retained earnings.
The following table summarizes the redeemable noncontrolling interest for the following periods:

in $ millions
Balance as of March 31, 2026	422
Net income attributable to redeemable noncontrolling interests	10
Adjustment to the redemption value	7
Dividends paid	(4)
Balance as of June 30, 2026	435

Balance as of March 31, 2025	379
Net income attributable to redeemable noncontrolling interests	8
Adjustment to the redemption value	6
Dividends paid	(4)
Balance as of June 30, 2025	389

in $ millions
Balance as of December 31, 2025	430
Net income attributable to redeemable noncontrolling interests	10
Adjustment to the redemption value	14
Dividends paid	(19)
Balance as of June 30, 2026	435

Balance as of December 31, 2024	384
Net income attributable to redeemable noncontrolling interests	8
Adjustment to the redemption value	13
Dividends paid	(16)
Balance as of June 30, 2025	389

18. Commitments and contingencies
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $16.9 billion, $16.6 billion, and $14.9 billion in respect of loans and borrowings, bank advances and derivative obligations as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively, and $0.5 billion, $0.5 billion, and $0.5 billion as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively, in respect of letters of credit due within one year.
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
Term Loan Facility
On July 17, 2026, the Company entered into a three-year $2.5 billion term loan facility to support the financing of its pending acquisition of Arcosa. As a result of entering into the Term Loan Facility, the commitments under the Bridge Loan Facility were reduced to $3.3 billion. For additional information, see Note 9 to the Condensed Consolidated Financial Statements.

CRH FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to convey management’s perspective regarding operational and financial performance for the three and six months ended June 30, 2026. This MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1. "Financial Statements” of this Quarterly Report.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those discussed in this Quarterly Report, particularly "Forward-Looking Statements," and Item 1A. "Risk Factors" in this Quarterly Report and the Company's 2025 Form 10-K and in our other filings with the SEC. Our operating results depend upon economic cycles, seasonal and other weather‐related conditions, and trends in government funding initiatives, among other factors. Accordingly, financial results for any financial period presented, or period-to-period comparisons of reported results, may not be indicative of future operating results.
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
Operating in 25 countries across North America, Europe and Australia, CRH’s leading positions of scale serve transportation and critical infrastructure, reindustrialization projects, and commercial and residential construction activity.
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
Financial performance highlights

Three months ended June 30, 2026

CRH delivered a strong second quarter performance, resulting in the following performance highlights (comparisons are versus the prior year's second quarter):
•Total revenues increased 6% to $10.8 billion;
•Net income was $1.5 billion compared with $1.3 billion, an increase of $0.2 billion or 13%. Adjusted EBITDA*1was $2.6 billion, an increase of $0.2 billion, or 7%;
•Net income margin was 14.0% compared with 13.1%, an increase of 90bps. Adjusted EBITDA margin* was 24.4%, an increase of 30bps on the prior year's second quarter Adjusted EBITDA margin* of 24.1%; and
•Diluted Earnings Per Share (EPS) was $2.21 compared to $1.94.

Six months ended June 30, 2026

CRH delivered a strong performance in the six months ended June 30, 2026, resulting in the following performance highlights (comparisons are versus the prior year's first six months):
•Total revenues increased 7% to $18.1 billion;
•Net income was $1.3 billion compared with $1.2 billion, an increase of $0.1 billion or 8%. Adjusted EBITDA*2was $3.2 billion, an increase of $0.3 billion, or 9%;
•Net income margin was 7.3%, in line with the prior year's first six months. Adjusted EBITDA margin* was 17.7%, an increase of 30bps on the prior year's first six months Adjusted EBITDA margin* of 17.4%; and
•Diluted EPS was $1.93 compared to $1.78. Diluted EPS pre-impairment* was $2.01 compared to $1.78.

*Represents a non-GAAP financial measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 31 to 33.1
2

CRH FORM 10-Q

Capital allocation highlights
Six months ended June 30, 2026

•Cash returned to shareholders through share buybacks was $0.6 billion for the six months ended June 30, 2026, in line with the comparable period in 2025. On July 28, 2026, the latest tranche of the share buyback program was completed, bringing year-to-date repurchases to $0.7 billion. As announced on June 22, 2026, in connection with the agreement to acquire Arcosa, CRH has not initiated a new tranche of its share buyback program;
•The first 2026 quarterly dividend of $0.39 per share was declared in February 2026, a second quarterly dividend of $0.39 per share was declared in April 2026, and a third quarterly dividend of $0.39 per share was announced on July 30, 2026, representing an annualized increase of 5% on the prior year;
•A total of 16 acquisitions were completed for a total consideration of $1.2 billion, compared with $0.7 billion in the first six months of the prior year. Subsequent to the period end, a further acquisition was completed in July for a consideration of $0.2 billion, bringing the year-to-date total consideration to $1.4 billion; and
•$1.2 billion was invested in the six months ended June 30, 2026, in growth and maintenance capital expenditure projects, compared with the $1.3 billion invested in the comparable period in 2025.
Development Review
In the three months ended June 30, 2026, CRH completed 11 value-accretive acquisitions for total consideration of $1.1 billion, compared with $0.1 billion in the same period in 2025. Americas Materials Solutions completed five acquisitions, Americas Building Solutions completed two acquisitions and International Solutions completed four acquisitions.
For the six months ended June 30, 2026, CRH completed 16 acquisitions for a total consideration of $1.2 billion, compared to $0.7 billion in the first six months of the prior year. The largest acquisition, which completed on May 29, 2026, was the acquisition of Axius Water for a total consideration of $0.7 billion. Axius is a leading provider of specialized water quality solutions in North America.
On June 22, 2026, the Company announced a definitive agreement to acquire Arcosa, a leading U.S. provider of infrastructure-related materials, products and solutions, headquartered in Dallas, Texas, in an all-cash transaction for $150 per share reflecting a total enterprise value of approximately $8.5 billion. Arcosa is highly complementary to CRH, advancing the Company’s connected portfolio strategy. The transaction reinforces CRH’s position as the leader in U.S. aggregates, expands our capabilities in U.S. energy infrastructure, and increases exposure to some of the fastest-growing Metropolitan Statistical Areas in the U.S. The acquisition is expected to close in Q1 2027 subject to approval of Arcosa’s stockholders, regulatory approvals, and other customary closing conditions.
With respect to divestitures, in the three months ended June 30, 2026, cash proceeds from divestitures and disposals of long-lived assets were $1.7 billion, net of disposal costs and deferred proceeds, compared with $31 million in the same period in 2025. For the six months ended June 30, 2026, CRH realized cash proceeds from divestitures and disposals of long-lived assets of $1.8 billion, net of disposal costs and deferred proceeds, compared with $0.1 billion in the same period of the prior year. These primarily comprised the divestiture of three non-core businesses: CRH's construction accessories operations for $0.7 billion, lawn and garden operations for $1.1 billion, and MoistureShield, a manufacturer of composite decking for $0.1 billion.
Outlook
We expect favorable underlying demand across our key end-markets, underpinned by significant public investment in infrastructure and continued reindustrialization activity. Within the residential sector we anticipate resilient repair and remodel activity, while the new-build segment is expected to remain subdued. Assuming normal seasonal weather patterns and absent any further major dislocations in the geopolitical or macroeconomic environment, CRH's superior strategy, connected portfolio and leading positions of scale in attractive high-growth markets, together with our strong and flexible balance sheet, are expected to underpin another year of growth and value creation in 2026.
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
The table below summarizes CRH’s unaudited Condensed Consolidated Statements of Income for the periods indicated.3

3

CRH FORM 10-Q

Condensed Consolidated Statements of Income (Unaudited)
(in $ millions, except per share data)

	Three months ended		Six months ended
	June 30		June 30
	2026	2025	2026	2025
Total revenues	10,777	10,206	18,147	16,962
Total cost of revenues	(6,483)	(6,180)	(11,808)	(11,099)
Gross profit	4,294	4,026	6,339	5,863
Selling, general and administrative expenses	(2,267)	(2,120)	(4,324)	(3,953)
Gain on disposal of long-lived assets	52	29	74	43
Loss on impairments	—	—	(48)	—
Operating income	2,079	1,935	2,041	1,953
Interest income	22	30	43	67
Interest expense	(220)	(200)	(423)	(381)
Other nonoperating income (expense), net	282	(9)	278	(29)
Income from operations before income tax expense and income from equity method investments	2,163	1,756	1,939	1,610
Income tax expense	(661)	(425)	(606)	(367)
Income (loss) from equity method investments	9	1	(2)	(9)
Net income	1,511	1,332	1,331	1,234
Net (income) attributable to redeemable noncontrolling interests	(10)	(8)	(10)	(8)
Net (income) attributable to noncontrolling interests	(15)	(5)	(11)	(1)
Net income attributable to CRH	1,486	1,319	1,310	1,225
Earnings per share attributable to CRH	$2.21	$1.94	$1.93	$1.78
Diluted earnings per share attributable to CRH - pre-impairment*	$2.21	$1.94	$2.01	$1.78
Adjusted EBITDA*	2,627	2,463	3,213	2,958
Total revenues4
Total revenues were $10.8 billion for the three months ended June 30, 2026, an increase of $0.6 billion, or 6%, from the second quarter of 2025, driven by positive pricing momentum, good underlying demand, and contributions from acquisitions.
Total revenues were $18.1 billion for the six months ended June 30, 2026, an increase of $1.2 billion, or 7%, from the first six months of 2025, driven by positive underlying demand, disciplined commercial execution, and contributions from acquisitions.
For additional discussion on segment revenues, see “Segments” section on pages 29 to 31.
Gross profit
Gross profit for the three months ended June 30, 2026, was $4.3 billion, an increase of $0.3 billion, or 7% from the second quarter of 2025. The gross profit margin of 39.8% increased 40bps from 39.4% in the second quarter of the prior year. The increase in Total cost of revenues was primarily driven by a 16% increase in energy costs, driven by higher activity levels, cost inflation and acquisitions, a 4% increase in labor costs, attributable to higher headcount from acquisitions and inflationary pressures, and an 8% increase in depreciation and amortization charges, reflecting the impact of acquisitions, while other costs were 4% ahead of the second quarter of the prior year.
Gross profit for the first six months ended June 30, 2026, was $6.3 billion, an increase of $0.5 billion, or 8% from the same period of 2025. The gross profit margin of 34.9% increased 30bps from 34.6% in the first six months of the prior year. The increase in Total cost of revenues was primarily driven by a 15% higher depreciation and amortization charge, reflecting the impact of acquisitions, as well as a 5% increase in labor costs, attributable to higher headcount from acquisitions and wage inflation. Energy costs also increased by 12% driven by higher activity levels, cost inflation and acquisitions, while other costs were 5% ahead of the first six months of the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses, which are primarily comprised of haulage costs, labor costs, and other selling and administrative expenses were $2.3 billion for the three months ended June 30, 2026, an increase of $0.1 billion, or 7%, from the comparable 2025 period. The increase was primarily driven by a 21% increase in haulage expenses resulting from acquisitions, higher activity levels and fuel price inflation, as well as a 3% increase in labor costs reflecting higher headcount from acquisitions and wage inflation.
Selling, general and administrative expenses, were $4.3 billion for the six months ended June 30, 2026, an increase of $0.4 billion, or 9%, from the comparable 2025 period. The increase was primarily driven by an 18% increase in haulage expenses resulting from acquisitions, higher activity levels and fuel price inflation, as well as a 7% increase in labor costs reflecting higher headcount from acquisitions and wage inflation.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets was $52 million for the three months ended June 30, 2026, an increase of $23 million compared with the same period in 2025, and $74 million for the six months ended June 30, 2026, an increase of $31 million compared with the same period in 2025.
Interest income
Interest income was $22 million for the three months ended June 30, 2026, a reduction of $8 million from the comparable period in 2025, and $43 million for the six months ended June 30, 2026, a reduction of $24 million from the comparable period in 2025, primarily due to lower interest rates and cash on deposit.
4*Represents a non-GAAP financial measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 31 to 33.

CRH FORM 10-Q

Interest expense
Interest expense was $220 million for the three months ended June 30, 2026, an increase of $20 million compared with the same period in 2025, and $423 million for the six months ended June 30, an increase of $42 million from the comparable period in 2025. The increase was primarily due to higher gross debt balances.
Other nonoperating income (expense), net
For the three months ended June 30, 2026, Other nonoperating income (expense), net, was an income of $282 million, primarily related to the gain on divestiture of the lawn and garden operations within Americas Building Solutions, compared with an expense of $9 million in the comparable period for 2025. Other nonoperating income (expense), net, includes pension and postretirement benefit costs (excluding service costs), gains and losses from divestitures, and other miscellaneous income and expenses.
For the six months ended June 30, 2026, Other nonoperating income (expense), net, was an income of $278 million, primarily related to the gain on divestiture of the lawn and garden operations within Americas Building Solutions, compared with an expense of $29 million in the comparable period for 2025.
Income tax expense
For the three months ended June 30, 2026, the Company had an Income tax expense of $661 million, compared to $425 million for the comparable period in 2025. The effective tax rate was 31% for the second quarter of 2026 compared with an effective tax rate of 24% for the second quarter of 2025. The increase in the effective tax rate is mainly driven by the divestiture of the lawn and garden and construction accessories operations in the period.
For the six months ended June 30, 2026, the Company had an Income tax expense of $606 million, compared to $367 million for the comparable period in 2025. The effective tax rate was 31% for the first six months of 2026 compared with an effective tax rate of 23% for the first six months of 2025. The increase in the effective tax rate is also mainly driven by the divestiture of the lawn and garden and construction accessories operations in the period.
Income (loss) from equity method investments
For the three months ended June 30, 2026, an income of $9 million was recorded in equity method investments, an increase of $8 million from the comparable period of 2025, and a loss of $2 million was recorded in equity method investments for the first six months of 2026, compared with a loss of $9 million for the first six months of 2025.
Segments
CRH is organized through three reportable segments across two Divisions. CRH’s Americas Division comprises two segments: Americas Materials Solutions and Americas Building Solutions; and CRH’s International Division comprises the other segment.
Within CRH’s segments, revenue is disaggregated by principal activities and products. Business lines are reviewed and evaluated as follows: (1) Essential Materials, (2) Road Solutions, (3) Building & Infrastructure Solutions, and (4) Outdoor Living Solutions. The Essential Materials businesses manufacture and supply aggregates and cementitious materials for use in a range of construction and industrial applications. Road Solutions support the manufacturing, installation and maintenance of public highway infrastructure projects and commercial infrastructure. Building & Infrastructure Solutions connect and protect critical water, energy and data infrastructure and deliver complex commercial building projects. Outdoor Living Solutions integrate specialized materials, products and design features to enhance the quality of private and public spaces.
The Company’s measure of segment profit is Adjusted EBITDA, which is defined as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, Loss on impairments, gain/loss on divestitures and investments, Income/loss from equity method investments, substantial acquisition-related costs and pension expense/income excluding current service cost component.
Americas Materials Solutions
Three months ended June 30, 2026

	Analysis of Change
in $ millions	Three months ended June 30, 2025	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2026	% change
Total revenues	4,509	–	+312	(34)	+170	4,957	+10%
Adjusted EBITDA	1,241	–	+69	+2	+72	1,384	+12%
Adjusted EBITDA margin	27.5%					27.9%
Americas Materials Solutions' Total revenues were 10% ahead of the second quarter of 2025, driven by positive pricing momentum and contributions from acquisitions.
In Essential Materials, Total revenues increased by 20%, reflecting positive pricing momentum in aggregates and contributions from acquisitions, mainly the 2025 acquisition of Eco Material Technologies. Aggregates volumes increased by 2%, while cement volumes declined by 2% impacted by adverse weather in certain markets and subdued residential demand. Aggregates prices increased by 5%, while cement prices were 1% behind the comparable period in 2025 reflecting adverse geographic mix-effects.
In Road Solutions, Total revenues were 6% ahead of the prior year, driven by good underlying demand, disciplined commercial execution and contributions from acquisitions. Asphalt volumes increased by 3%, while pricing increased by 6%. Readymixed concrete volumes were in line with the prior year, while pricing was up 2%. Paving and construction revenues increased by 5%, supported by project execution, backlog conversion, and contributions from acquisitions.
Adjusted EBITDA for Americas Materials Solutions was 12% ahead of the prior year, supported by positive pricing momentum, disciplined cost management and contributions from acquisitions. Adjusted EBITDA margin was 40bps ahead of the second quarter of 2025.

CRH FORM 10-Q

Americas Materials Solutions
Six months ended June 30, 2026

	Analysis of Change
in $ millions	Six months ended June 30, 2025	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2026	% change
Total revenues	6,752	+6	+581	(39)	+381	7,681	+14%
Adjusted EBITDA	1,300	(1)	+104	+7	+77	1,487	+14%
Adjusted EBITDA margin	19.3%					19.4%
Americas Materials Solutions' Total revenues were 14% ahead of the first six months of 2025, driven by favorable underlying demand, positive pricing momentum and contributions from acquisitions.
In Essential Materials, Total revenues increased by 24%, reflecting good underlying demand, positive pricing momentum in aggregates and contributions from acquisitions. Aggregates volumes increased by 6% year-over-year, while pricing increased by 3% reflecting strong commercial execution but also geographic and project mix-effects. Cement volumes were 3% ahead of the prior year, while pricing was 1% behind.
In Road Solutions, Total revenues were 9% ahead of the prior year, driven by robust project activity. Asphalt volumes increased by 5%, while pricing increased by 5%. Readymixed concrete volumes increased by 4%, with pricing up 3% over the same period. Paving and construction revenues increased by 8%, supported by strong project execution, backlog conversion, and contributions from acquisitions.
Adjusted EBITDA for Americas Materials Solutions was 14% ahead of the prior year, driven by strong underlying demand, positive pricing, disciplined cost management, and contributions from acquisitions. Adjusted EBITDA margin was 10bps ahead of the first six months of 2025.
Americas Building Solutions
Three months ended June 30, 2026

	Analysis of Change
in $ millions	Three months ended June 30, 2025	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2026	% change
Total revenues	2,159	–	+5	(192)	+145	2,117	(2%)
Adjusted EBITDA	501	–	+20	(37)	(22)	462	(8%)
Adjusted EBITDA margin	23.2%					21.8%
Americas Building Solutions' Total revenues were 2% behind the second quarter of 2025, as strong data center and utility infrastructure demand was offset by the impact of divestitures.
In Building & Infrastructure Solutions, Total revenues were 10% ahead of the second quarter of 2025, driven by strong performance in the energy and data infrastructure markets.
In Outdoor Living Solutions, Total revenues were 7% behind the prior year period, reflecting the impact of divestitures and subdued residential demand.
Americas Building Solutions' Adjusted EBITDA was 8% behind the second quarter of 2025, reflecting the impact of divestitures, cost inflation and subdued residential demand, partly offset by strong demand in our utility infrastructure markets and ongoing performance improvement initiatives. Adjusted EBITDA margin was 140bps behind the second quarter of 2025.
Americas Building Solutions
Six months ended June 30, 2026

	Analysis of Change
in $ millions	Six months ended June 30, 2025	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2026	% change
Total revenues	3,841	+3	+23	(192)	+110	3,785	(1%)
Adjusted EBITDA	788	–	+22	(37)	(24)	749	(5%)
Adjusted EBITDA margin	20.5%					19.8%
Americas Building Solutions' Total revenues were 1% behind the first six months of 2025 as strong data center and utility infrastructure demand was offset by the impact of divestitures.
In Building & Infrastructure Solutions, Total revenues were 7% ahead of prior year, driven by strong performance in the energy and data infrastructure businesses.
In Outdoor Living Solutions, Total revenues were 6% behind prior year, reflecting the impact of divestitures, subdued residential demand and adverse weather conditions earlier in the year.
Americas Building Solutions' Adjusted EBITDA was 5% behind the prior year period, reflecting higher freight and input costs together with subdued residential demand. These impacts were partly offset by growth in our utility infrastructure markets and ongoing performance improvement initiatives. Adjusted EBITDA margin was 70bps behind the first six months of 2025.

CRH FORM 10-Q

International Solutions
Three months ended June 30, 2026

	Analysis of Change
in $ millions	Three months ended June 30, 2025	Currency	Acquisitions	Divestitures	Organic	Three months ended June 30, 2026	% change
Total revenues	3,538	+89	+226	(203)	+53	3,703	+5%
Adjusted EBITDA	721	+14	+40	(19)	+25	781	+8%
Adjusted EBITDA margin	20.4%					21.1%
International Solutions' Total revenues were 5% ahead of the second quarter of 2025 as positive pricing momentum, increased activity levels in certain markets, and contributions from acquisitions more than offset the impact of divestitures.
In Essential Materials, Total revenues were 15% ahead of the comparable period in 2025. Aggregates and cement volumes were 10% and 6% ahead of the prior year period, respectively, with increased activity in certain markets, further supported by acquisitions. Aggregates and cement pricing were 2% and 4% ahead of the prior year period, respectively.
In Road Solutions, Total revenues were 3% behind the comparable period in 2025, impacted by divestitures. Readymixed concrete volumes were 5% ahead of the prior year period, supported by acquisitions, while pricing was 3% ahead. Asphalt volumes were 7% behind the prior year period as a result of lower activity levels in certain markets, while pricing was 20% ahead, benefiting from geographic mix-effects.
Within Building & Infrastructure Solutions and Outdoor Living Solutions, Total revenues were 1% behind the comparable period in 2025, reflecting the impact of divestitures.
Adjusted EBITDA in International Solutions was 8% ahead of the second quarter of 2025, benefiting from positive pricing momentum, operational excellence initiatives and contributions from acquisitions which more than offset the impact of divestitures and cost inflation. Adjusted EBITDA margin increased by 70bps.
International Solutions
Six months ended June 30, 2026

	Analysis of Change
in $ millions	Six months ended June 30, 2025	Currency	Acquisitions	Divestitures	Organic	Six months ended June 30, 2026	% change
Total revenues	6,369	+346	+387	(379)	(42)	6,681	+5%
Adjusted EBITDA	870	+21	+59	–	+27	977	+12%
Adjusted EBITDA margin	13.7%					14.6%
International Solutions' Total revenues were 5% ahead of the first six months of 2025, primarily driven by continued positive pricing momentum, contributions from acquisitions and currency tailwinds, which more than offset the impact of divestitures and weather-impacted volumes earlier in the year.
In Essential Materials, total revenues were 14% ahead of the comparable period in 2025, supported by continued pricing progress, increased activity levels and contributions from acquisitions. Aggregates pricing was 2% ahead and cement pricing 3% ahead of the comparable period in 2025, while aggregates and cement volumes were 9% and 4% ahead of the prior year period, respectively.
In Road Solutions, total revenues were 2% behind the comparable period in 2025, impacted by divestitures, with volumes and prices in Readymixed concrete ahead of the prior year period by 4% and 3%, respectively. Asphalt volumes declined 1%, as a result of lower activity levels in certain markets, while pricing was 13% ahead of the prior year period, benefiting from geographic mix-effects.
Total revenues in Building & Infrastructure Solutions and Outdoor Living Solutions increased by 1% compared to the prior year period, with currency tailwinds and contributions from acquisitions offsetting the impact of divestitures.
Adjusted EBITDA in International Solutions was 12% ahead of the comparable period in 2025, with continued pricing progress, contributions from acquisitions and operational excellence initiatives offsetting the impact of cost inflation. Adjusted EBITDA margin increased by 90bps compared to the prior year period.

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
Adjusted EBITDA margin is calculated by expressing Adjusted EBITDA as a percentage of Total revenues.

CRH FORM 10-Q

Reconciliation to its most directly comparable GAAP measure is presented below:

	Three months ended		Six months ended
	June 30		June 30
in $ millions	2026	2025	2026	2025
Net income	1,511	1,332	1,331	1,234
(Income) loss from equity method investments	(9)	(1)	2	9
Income tax expense	661	425	606	367
(Gain) loss on divestitures and investments (i)	(266)	16	(260)	42
Pension income excluding current service cost component (i)	(13)	(5)	(18)	(9)
Other interest, net (i)	(3)	(2)	–	(4)
Interest income	(22)	(30)	(43)	(67)
Interest expense	220	200	423	381
Depreciation, depletion, and amortization	548	528	1,124	1,005
Loss on impairments (ii)	–	–	48	–
Adjusted EBITDA	2,627	2,463	3,213	2,958

Total revenues	10,777	10,206	18,147	16,962
Net income margin	14.0%	13.1%	7.3%	7.3%
Adjusted EBITDA margin	24.4%	24.1%	17.7%	17.4%

(i) (Gain) loss on divestitures and investments, pension income excluding current service cost component and other interest, net have been included in Other nonoperating income (expense), net in the Condensed Consolidated Statements of Income.

(ii) For the six months ended June 30, 2026, Loss on impairments totalled $48 million, related to the International Solutions segment.
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
Reconciliation to the most directly comparable GAAP measure is presented below:

	June 30	December 31	June 30
in $ millions	2026	2025	2025
Short and long-term debt	(17,926)	(17,653)	(15,813)
Cash and cash equivalents	3,025	4,096	2,876
Finance lease liabilities	(560)	(534)	(442)
Derivative financial instruments (net)	45	(60)	(27)
Net Debt	(15,416)	(14,151)	(13,406)

Organic Revenue and Organic Adjusted EBITDA: CRH pursues a strategy of growth through acquisitions and investments, with total consideration spend on acquisitions and investments of $1.1 billion in the six months ended June 30, 2026, compared with $0.6 billion for the same period in 2025. Acquisitions completed in 2025 and the first six months of 2026 contributed incremental total revenues of $0.5 billion and Adjusted EBITDA of $0.1 billion for the three months ended June 30, 2026 and total revenues of $1.0 billion and Adjusted EBITDA of $0.2 billion for the six months ended June 30, 2026. Cash proceeds from divestitures and disposals of long-lived assets (including deferred divestiture consideration received) amounted to $1.8 billion for the six months ended June 30, 2026, compared with $0.1 billion for the six months ended June 30, 2025. The Total revenues impact of divestitures was a negative $0.4 billion and the impact at an Adjusted EBITDA level was a negative $54 million for the three months ended June 30, 2026, and for the six months ended June 30, 2026 the Total revenues impact was a negative $0.6 billion and the impact at an Adjusted EBITDA level was a negative $30 million.
The U.S. Dollar weakened against most major currencies during the three months ended June 30, 2026, from the comparable period in 2025, resulting in an overall positive currency exchange impact.
Because of the impact of acquisitions, divestitures, currency exchange translation and other non-recurring items on reported results each reporting period, CRH uses organic revenue and organic Adjusted EBITDA as additional performance indicators to assess performance of pre-existing (also referred to as underlying, like-for-like or ongoing) operations each reporting period.
Organic revenue and organic Adjusted EBITDA are arrived at by excluding the incremental revenue and Adjusted EBITDA contributions from current and prior year acquisitions and divestitures, the impact of exchange translation, and the impact of any one-off items. In Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on pages 29 to 31, changes in organic revenue and organic Adjusted EBITDA are presented as additional measures of revenue and Adjusted EBITDA to provide a greater understanding of the performance of the Company. Organic change % is calculated by expressing the organic movement as a percentage of the prior year reporting period (adjusted for currency exchange effects). A reconciliation of the changes in organic revenue and organic Adjusted EBITDA to the changes in Total revenues and Adjusted EBITDA by segment is presented with the discussion within each segment’s performance in tables contained in the segment discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 29.

CRH FORM 10-Q

Diluted EPS pre‑impairment: Diluted EPS pre‑impairment is a measure of the Company's profitability per Common Share from continuing operations excluding any Loss on impairments (which is non-cash) and the related tax impact of such impairments. It is used by management to evaluate the Company's underlying profit performance and its own past performance. Diluted EPS information presented on a pre‑impairment basis is useful to investors as it provides an insight into the Company's underlying performance and profitability. Diluted EPS pre‑impairment is calculated as Net income (loss) adjusted for (i) Net (income) loss attributable to redeemable noncontrolling interests (ii) Net (income) loss attributable to noncontrolling interests (iii) adjustment of redeemable noncontrolling interests to redemption value and excluding any Loss on impairments (and the related tax impact of such impairments) divided by the diluted weighted average number of Common Shares outstanding for the respective period.
Reconciliation to its most directly comparable GAAP measure is presented below:

	Three months ended				Six months ended
	June 30				June 30
in $ millions, except share and per share data	2026	Per Share - diluted	2025	Per Share - diluted	2026	Per Share - diluted	2025	Per Share - diluted
Weighted average common shares outstanding – diluted	668.8		677.7		670.3		679.9
Net income	1,511	$2.26	1,332	$1.97	1,331	$1.99	1,234	$1.81
Net (income) attributable to redeemable noncontrolling interests	(10)	($0.02)	(8)	($0.01)	(10)	($0.02)	(8)	($0.01)
Net (income) attributable to noncontrolling interests	(15)	($0.02)	(5)	($0.01)	(11)	($0.02)	(1)	—
Adjustment of redeemable noncontrolling interests to redemption value	(7)	($0.01)	(6)	($0.01)	(14)	($0.02)	(13)	($0.02)
Net income attributable to CRH for EPS	1,479	$2.21	1,313	$1.94	1,296	$1.93	1,212	$1.78
Impairment of property, plant and equipment and intangible assets	—	—	—	—	48	$0.08	—	—
Net loss attributable to CRH for EPS – pre-impairment (i)	1,479	$2.21	1,313	$1.94	1,344	$2.01	1,212	$1.78

(i) Reflective of CRH’s share of impairment of property, plant and equipment and intangible assets ($48 million and $nil million, respectively, for the six months ended June 30, 2026 and June 30, 2025).

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
Total short and long-term debt was $17.9 billion as of June 30, 2026, compared with $17.7 billion as of December 31, 2025, and $15.8 billion as of June 30, 2025. In the six months ended June 30, 2026, $0.7 billion, net of repayments, of U.S. Dollar Commercial Paper was issued and $0.2 billion of Euro Commercial Paper was repaid.
Net Debt* as of June 30, 2026, was $15.4 billion, compared to $14.2 billion as of December 31, 2025, and $13.4 billion as of June 30, 2025. The increase in Net Debt* compared to December 31, 2025, reflects acquisitions, purchases of property, plant and equipment, as well as cash returns to shareholders through share buybacks and dividends, partially offset by inflows from operating activities and proceeds from divestitures.
CRH continued its share buyback program in the first six months of 2026 repurchasing approximately 5.5 million Ordinary Shares for a total consideration of $0.6 billion, compared to 6.9 million Ordinary Shares repurchased for a total consideration of $0.6 billion in the first six months of 2025.
As of June 30, 2026, CRH had cash and cash equivalents and restricted cash of $3.1 billion, compared to $4.1 billion as of December 31, 2025, and $2.9 billion as of June 30, 2025. Total lease liabilities were $1.9 billion, compared to $2.1 billion as of December 31, 2025, and $1.8 billion as of June 30, 2025.
As of June 30, 2026, the Company had $4.5 billion of undrawn committed facilities available for use for general corporate purposes, which were available until May 2030. As of June 30, 2026, the weighted average maturity of the term debt (net of cash and cash equivalents) was 8.2 years.
As of June 30, 2026, the Company had entered into a bridge facility agreement for $5.8 billion the purpose of which was to finance, in part, the consideration payable in connection with the Arcosa Acquisition, the refinancing of certain of Arcosa’s existing debt and related fees and expenses. For additional information, see Note 9 to the Condensed Consolidated Financial Statements.
Other than items updated in this Quarterly Report, CRH's financial condition and the nature and composition of the Company’s material cash requirements, which include debt service and related interest payments, operating lease obligations, share repurchase commitments and other purchase obligations arising in the normal course of business, have not materially changed from those disclosed in the Company's 2025 Form 10-K.

*Represents a non-GAAP financial measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 31 to 33.*

CRH FORM 10-Q

Cash flows
Cash flows from operating activities

	Six months ended
	June 30
in $ millions	2026	2025
Net cash provided by operating activities	513	719
Net cash provided by operating activities was $0.5 billion for the six months ended June 30, 2026, compared to $0.7 billion in the same period in 2025. The decrease in net cash provided by operating activities was primarily driven by higher working capital outflows resulting from the timing of divestitures and increased tax payments related to those transactions.
Cash flows from investing activities

	Six months ended
	June 30
in $ millions	2026	2025
Net cash used in investing activities	(588)	(1,795)
Net cash used in investing activities was $0.6 billion for the six months ended June 30, 2026, compared to $1.8 billion in the same period in 2025. During the six months ended June 30, 2026, the Company invested $1.1 billion in acquisitions, an increase of $0.5 billion on the same period in 2025. Capital expenditure totaled $1.2 billion in the first six months of 2026, compared to $1.3 billion in the prior year period. Investing outflows were partially offset by the proceeds from divestitures and disposals of long-lived assets and other investing activities totaling $1.8 billion in the first six months of 2026, compared with $0.1 billion in the comparable prior year period.
Cash flows from financing activities

	Six months ended
	June 30
in $ millions	2026	2025
Net cash used in financing activities	(949)	(12)
Net cash used in financing activities was $0.9 billion for the six months ended June 30, 2026, compared to $12 million used in the same period in 2025. Proceeds from debt issuances were $1.6 billion, related to the issuance of commercial paper, compared with $4.5 billion in the same period in 2025, which included the issuance of $3.0 billion in new senior notes in January 2025 and the issuance of $1.5 billion of commercial paper. Payments on debt in the first six months of 2026 were $1.1 billion, being the repayment of $1.1 billion issued under the Company’s commercial paper programs. This compared with a repayment of $3.4 billion in the prior year comparable period, being the repayment of $2.1 billion issued under the Company’s commercial paper programs and the repayment of a $1.25 billion bond on maturity in May 2025. Dividends paid and outflows related to the repurchases of common stock were $0.5 billion and $0.6 billion, respectively, in the first six months of 2026, compared with $0.5 billion and $0.6 billion, respectively, in the prior year period.
Debt facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness (which are filed as exhibits to the Company's 2025 Form 10-K).
As of June 30, 2026, we expect maturities of our debt facilities and long-term debt obligations for the remainder of 2026 as follows:

2026 Debt Maturities
Third Quarter	$0.7 billion
Fourth Quarter	$0.9 billion
Unsecured senior notes
The main sources of Company debt funding are public bond markets in North America and Europe. See Note 9 “Debt” in Part I, Item 1. “Financial Statements” for further details regarding our debt obligations.
Bank credit facilities
The Company partly manages its borrowing requirements by entering into committed borrowing agreements. The Company has a multi-currency RCF, dated May 2023, consisting of a €3.5 billion unsecured, revolving loan facility, maturing May 2030. See Note 9 “Debt” in Part I, Item 1. “Financial Statements” of this Quarterly Report for further details regarding the RCF. As of June 30, 2026, the RCF was undrawn and currently continues to remain undrawn.
In connection with the Arcosa Acquisition, on June 22, 2026, the Company, as guarantor, and America Finance, as borrower entered into a bridge facility agreement, pursuant to which the lenders committed to provide a $5.8 billion Bridge Facility. On July 17, 2026, the Company, as guarantor, and America Finance, as borrower, entered into a term loan facility agreement, pursuant to which the lenders committed to provide a three-year $2.5 billion Term Loan Facility. As a result of the Term Loan Facility, the commitments under the Bridge Facility were reduced from $5.8 billion to $3.3 billion. For additional information about the Bridge Facility and Term Loan Facility, see Note 9 to the Condensed Consolidated Financial Statements.
Guarantees
The Company has given letters of guarantee to secure obligations of subsidiary undertakings as follows: $16.9 billion in respect of loans and borrowings, bank advances and derivative obligations, and $0.5 billion in respect of letters of credit due within one year as of June 30, 2026.

CRH FORM 10-Q

Commercial paper programs
As of June 30, 2026, the Company had a $4.0 billion U.S. Dollar Commercial Paper Program and a €1.5 billion Euro Commercial Paper Program. Commercial paper borrowings bear interest at rates determined at the time of borrowing. As of June 30, 2026, there was $0.7 billion of outstanding notes issued under the U.S. Dollar Commercial Paper Program and $nil billion of outstanding notes issued under the Euro Commercial Paper Program. The purpose of these programs is to provide short-term liquidity.
Off-Balance sheet arrangements
CRH does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on CRH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
Credit ratings1*
Our credit ratings and outlooks as of June 30, 2026, are as follows:

	Short-Term	Long-Term	Outlook
S&P	A-2	BBB+	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F1	BBB+	Stable
Contractual obligations
An analysis of the maturity profile of debt, leases capitalized, purchase obligations and deferred and contingent acquisition consideration as of June 30, 2026, is as follows:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
in $ millions
Short and long-term debt (i)	18,011	2,535	4,094	3,856	7,526
Lease liabilities (ii)	2,463	396	646	419	1,002
Estimated interest payments on contractually committed debt (iii)	6,369	753	1,278	955	3,383
Deferred and contingent acquisition consideration	48	27	7	9	5
Purchase obligations (iv)	2,042	1,336	417	64	225
Total (v)	28,933	5,047	6,442	5,303	12,141
(i) Of the $18.0 billion short and long-term debt, $0.7 billion is drawn on revolving facilities which may be repaid and redrawn up to the date of maturity.
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

CRH FORM 10-Q

Supplemental Guarantor Information
Guarantor financial information
As of June 30, 2026, CRH plc (the 'Guarantor') has fully and unconditionally guaranteed: (1) $750 million of 5.200% Senior Notes due 2029 (the '5.200% Notes') and $1,250 million of 5.125% Senior Notes due 2030 (the '5.125% Notes'), each issued by CRH SMW Finance Designated Activity Company (‘SMW Finance’); (2) $300 million of 6.400% Senior Notes due 2033(i) (the '6.400% Notes') issued by CRH America, Inc. (‘CRH America’); and (3) $1,000 million of 4.400% Senior Notes due 2031 (the ‘4.400% Notes’), $750 million of 5.400% Senior Notes due 2034 (the '5.400% Notes'), $1,250 million of 5.500% Senior Notes due 2035 (the '5.500% Notes'), $1,000 million of 5.000% Senior Notes due 2036 (the ‘5.000% Notes’), $500 million of 5.875% Senior Notes due 2055 (the '5.875% Notes'), and $500 million of 5.600% Senior Notes due 2056 (the ‘5.600% Notes’), each issued by CRH America Finance, Inc. (‘America Finance’). Together, the 5.200% Notes, the 5.125% Notes, the 6.400% Notes, the 4.400% Notes, the 5.400% Notes, the 5.500% Notes, the 5.000% Notes, the 5.875% Notes and the 5.600% Notes are referred to in this Supplemental Guarantor Information as the 'Notes', and together, SMW Finance, CRH America and CRH America Finance are referred to in this Supplemental Guarantor Information as the 'Issuers'.
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
Basis of presentation
The following summarized financial information reflects, on a combined basis, the Balance Sheet as of June 30, 2026, and as of December 31, 2025, and the Income Statement for the six months ended June 30, 2026, and for the year ended December 31, 2025 of CRH America and CRH plc, which guarantees the registered debt; collectively the ‘Obligor Group’. Intercompany balances and transactions within the Obligor Group have been eliminated in the summarized financial information below. Amounts attributable to the Obligor Group’s investment in non-obligor subsidiaries have also been excluded. Intercompany receivables/payables and transactions with non-obligor subsidiaries are separately disclosed as applicable. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01 and is not intended to present the financial position and results of operations of the Obligor Group in accordance with U.S. GAAP.
The summarized Income Statement information is as follows:

in $ millions	Six months ended June 30, 2026	Year ended December 31, 2025
Income from operations before income tax benefit and income from equity method investments (i)	35,209	3,503
- of which relates to transactions with non-obligor subsidiaries	35,057	3,431
Net income – all of which is attributable to equity holders of the Company	35,206	3,502
- of which relates to transactions with non-obligor subsidiaries	35,057	3,431
(i) Revenues and gross profit for the Obligor Group for the six months ended June 30, 2026 and for the year ended December 31, 2025 amounted to $nil million and $nil million, respectively.

The summarized Balance Sheet information is as follows:
	June 30	December 31
	2026	2025
Current assets	762	864
Current assets – of which is due from non-obligor subsidiaries	563	613
Noncurrent assets	2,284	2,235
Noncurrent assets – of which is due from non-obligor subsidiaries	2,283	2,235
Current liabilities	5,010	1,594
Current liabilities – of which is due to non-obligor subsidiaries	5,003	1,587
Noncurrent liabilities	740	743
Critical Accounting Policies and Estimates
There were no material changes during the three months ended June 30, 2026, to our critical accounting policies and/or estimates disclosed in the Consolidated Financial Statements included in the Company's 2025 Form 10-K.

CRH FORM 10-Q

Available Information
The Company maintains an internet address at www.crh.com and makes available free of charge through its website its annual reports on Form 10-K, quarterly reports and current reports on Form 8-K, and amendments thereto, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, which are available as soon as reasonably practicable after CRH files or furnishes such information to the SEC. Investors may also access such documents via the SEC’s website at www.sec.gov.
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
The following discussion presents the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred as of June 30, 2026.
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
As of June 30, 2026, of total debt including overdrafts, finance leases and the impact of derivatives, the Company had fixed rate debt of $16.8 billion and floating rate debt of $1.6 billion, representing 91% and 9%, respectively. The equivalent figures as of December 31, 2025, were fixed rate debt of $16.6 billion and floating rate debt of $1.6 billion, representing 91% and 9%, respectively, and as of June 30, 2025, fixed rate debt of $14.0 billion and floating rate debt of $2.3 billion, representing 86% and 14%, respectively. The Company’s interest rate swaps as of June 30, 2026 whereby the Company swaps from fixed interest rates to floating interest rates, were $0.5 billion, compared to $0.5 billion as of December 31, 2025 and $0.5 billion as of June 30, 2025. The Company’s interest rate swaps as of June 30, 2026 whereby the Company swaps from floating interest rates to fixed interest rates, were $0.4 billion, compared to $nil billion as of December 31, 2025 and $nil billion as of June 30, 2025. Cash and cash equivalents and restricted cash as of June 30, 2026, were $3.1 billion, compared to $4.1 billion as of December 31, 2025 and $2.9 billion as of June 30, 2025, which were all held on short-term deposits and investments.
Sensitivity to interest rate moves
As of June 30, 2026, the before-tax earnings and cash flows impact of a 10 bps increase in interest rates, including the offsetting impact of derivatives, on the variable rate cash and debt portfolio would be approximately $14 million favorable ($24 million favorable as of December 31, 2025 and $6 million favorable as of June 30, 2025).
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
The Company also enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. In addition, the Company may enter into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The U.S. Dollar equivalent gross notional amount of the Company’s foreign exchange forward contracts was $5.7 billion as of June 30, 2026, compared to $4.3 billion as of December 31, 2025 and $3.8 billion as of June 30, 2025.
Holding all other variables constant, if there was a 10% weakening in foreign currency exchange rates versus U.S. Dollar for the portfolio, the fair market value of foreign currency contracts outstanding as of June 30, 2026, would increase by approximately $165 million with an offsetting movement in the hedged foreign currency exposure. In comparison, the fair market value of foreign currency contracts outstanding as of December 31, 2025 would increase by approximately $201 million and as of June 30, 2025, would decrease by approximately $27 million, with an offsetting movement in the hedged foreign currency exposure.
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
* Represents a non-GAAP financial measure. See the discussion within 'Non-GAAP Reconciliation and Supplementary Information' on pages 31 to 33.2

CRH FORM 10-Q

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date at the level of providing reasonable assurance.
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

1A. Risk Factors
The following is an update to the risk factors set forth in our 2025 Form 10-K for the fiscal year ended December 31, 2025. Other than the following update, there have been no material changes with respect to the risk factors disclosed in 'Item 1A. Risk Factors' of our 2025 Form 10-K.
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
The Company may also, from time to time, enter into larger-scale transactions. For example, on June 22, 2026, the Company announced entry into a definitive agreement to acquire Arcosa, which is subject to the approval of Arcosa’s stockholders, regulatory approvals and other customary closing conditions. Transactions such as the Arcosa Acquisition are subject to additional risks and uncertainties and may be subject to increased legal and regulatory scrutiny, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. These larger-scale transactions may also involve increased transaction costs and indebtedness, structural or behavioral remedies that may be imposed as a condition to obtaining antitrust or other regulatory approvals and certain termination fees, including, in the case of the Arcosa Acquisition a termination fee equal to 5% of the aggregate merger consideration payable to Arcosa if the Company fails to obtain antitrust or other required regulatory clearances. The completion of these transactions (including the Arcosa Acquisition) is not assured, and the Company may experience negative reactions, including negative impacts on the market price of ordinary shares, if the transactions are not completed.
Separately, the Company may decide to use its ordinary shares to complete an acquisition and/or make strategic investments in other companies, which may dilute the ownership interests of existing shareholders and adversely impact the price of our shares.
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
Risks related to Company financing that could affect its operations and/or financial performance are discussed as follows:
Interest rate and leverage risks
As of June 30, 2026, the Company had outstanding gross indebtedness, including overdrafts, finance lease liabilities and the impact of derivatives, of approximately $18.4 billion, compared to $16.3 billion as of June 30, 2025, and Cash and cash equivalents and Restricted cash of approximately $3.1 billion, compared to $2.9 billion as of June 30, 2025. The Company expects to increase indebtedness by approximately $8.75 billion in connection with the Arcosa Acquisition, which will increase the Company’s overall leverage profile. Significant additional acquisition activity, including the Arcosa Acquisition, could adversely affect the Company’s leverage profile and, in turn, its financial position which may impact its operating and financial flexibility including the timing and scale of investments, strategic acquisitions and capital expenditures. There can be no assurance that the Company will not be adversely impacted by increases in borrowing costs in the future. The Company uses interest rate swaps to manage its interest rate profile.

CRH FORM 10-Q

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each month of the second quarter of fiscal year 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (i)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (ii)
April 1 – April 30, 2026	571,833	$112.79	571,833	292,957,213
May 1 – May 31, 2026	941,776	$107.38	941,776	191,826,365
June 1 – June 30, 2026	1,017,354	$106.33	1,017,354	83,655,007
Total	2,530,963		2,530,963
(i)     In May 2018, CRH announced its intention to introduce a share repurchase program to repurchase Ordinary Shares (the ‘Program’). In the second quarter of 2026, the Company returned a further $0.3 billion of cash to shareholders through the repurchase of 2,530,963 Ordinary Shares (equivalent to 0.4% of the Company’s issued and outstanding Ordinary Shares). This brought total cash returned to shareholders under the Program to $10.2 billion since its commencement in May 2018.
The purchases in the second quarter of 2026 were completed under the following tranches:

Date Announced		Max Amount to be Repurchased (in $ millions)	Expiration Date
February 19, 2026	(Tranche 28)	300	April 28, 2026
April 30, 2026	(Tranche 29)	300	July 28, 2026

(ii) The approximate dollar value of Ordinary Shares that may yet be purchased under the Program in column (d) are attributable to Tranche 29, which commenced on April 30, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd‐Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‐K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information
During the three months ended June 30, 2026, no Director or officer (as defined in Section 16 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

CRH FORM 10-Q

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.
Exhibits

2.1*
Merger Agreement, dated June 21, 2026, by and among CRH Americas, Inc., Neon Merger Sub, Inc. and Arcosa, (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed June 22, 2026).

3.1	Memorandum and Articles of Association of CRH public limited company, dated May 7, 2026.
10.37**	Group Chief Financial Officer Service Agreement, dated May 12, 2026, by and between CRH Group Management Limited and Aylwyn Bryan.
22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
101	Inline eXtensible Business Reporting Language (XBRL).
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
*
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. CRH agrees to furnish supplementally a copy of any omitted annexes, schedules or exhibits to the SEC upon request.

**	Management compensation plan or arrangement.
***	Furnished herewith.
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

CRH public limited company (Registrant)
By /s/ Aylwyn Bryan
Aylwyn Bryan
Chief Financial Officer
July 30, 2026

